Form 10KSB
period 1997-12-31
PRIME AIR INC
filed 1998-04-13
CIK 1004973

PRIME AIR, INC.
(A Development Stage Company)
(A Nevada Corporation)

Consolidated Financial Statements

December 31, 1997 and 1996









Auditors' Report

Consolidated Balance Sheets

Consolidated Statements of  Operations

Consolidated Statements of Shareholders' Equity and Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements








Rutherford & Company
Chartered Accountants
________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874


AUDITORS' REPORT


To the Shareholders of
Prime Air, Inc. (A Nevada Corporation)

We have audited the consolidated balance sheets of Prime Air, Inc. (A Development Stage Company) as at December 31, 1997 and 1996 and the consolidated statements of operations, shareholders' equity and deficit and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1997 and 1996 and the results of its operations and cash flows for the years then ended in accordance with generally accepted accounting principles.

     As reported in Note 1 to these financial statements, the results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31, 1997 have been compiled from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



Richmond, Canada
April 4, 1998                                              Chartered
Accountants

Rutherford & Company
Chartered Accountants
________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874

Comments by Auditor for U.S. Readers
on Canada-U.S. Reporting Difference





     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 2 to the financial statements. Our report to the shareholders dated April 4, 1998 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.




Richmond, Canada
April 4, 1998                                        Chartered Accountants

                               PRIME AIR, INC.
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEETS
                         (all figures in US dollars)


                                       December 31               December 31
                                           1997                      1996

                               ASSETS


Current Assets
  Cash and short-term
  deposits                              $  11,388                 $  101,314
  Prepaid expenses
  and deposit                                -                        12,592
  GST recoverable                           1,587                     51,208
                                           12,975                    165,114

Capital Assets (Note 4)                   613,516                    620,208

                                        $ 626,491                 $  785,322


                         LIABILITIES

Current Liabilities
  Accounts payable
  and accruals                          $  83,655                 $  158,174
  Notes and advances
  payable  (Note 5)                         3,495                      9,067
  Notes and advances
  from related parties
  (Note 6)                                  5,400                     25,522
                                           92,550                    192,763


                    SHAREHOLDERS' EQUITY

Capital Stock  (Note 7)
  Authorized:
   50,000,000 common shares with
   a stated par value of $.001/share
   3,000,000 preferred cumulative
   convertible shares with a stated
   par value of $.001/share
  Issued:
   7,140,213 common shares
   (1996: 6,556,781)                        7,140                      6,557

  Share subscription receivable               (20)                      (20)

  Capital in excess of par value        1,355,740                 1,225,244
                                        1,362,860                 1,231,781
Accumulated Deficit During
  Development Stage                      (828,919)                 (639,222)
                                          533,941                   592,559

                                     $    626,491            $      785,322


Approved on Behalf of the Board:

                         Director

                         Director


                         See Accompanying Notes

                          PRIME AIR, INC.
                       (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (all figures in US dollars)

                                                             Period from
                                                          Date of Inception
                       Year Ended          Year Ended      on March 10, 1989
                       December 31         December 31      to December 31
                           1997                1996              1997
                                                             (Unaudited)
                                                               (Note 1)
Direct Costs
 Flight operations     $     -             $   114,720    $     114,720

Administrative and
General
 Audit and accounting      23,826               10,140           50,199
 Advertising                 -                   9,017            9,094
 Amortization              21,603               21,809           43,718
 Automotive                  -                    -              19,164
 Consulting fees           24,583                7,156           94,368
 Insurance                  9,240                6,342           15,582
 Interest and service
  charges                   1,769                7,547            9,565
 Legal                     34,192               25,610           59,802
 Management
  remuneration               -                    -              77,287
 Office and general        10,176                5,728           85,253
 Promotion and
  entertainment               711                2,702           22,004
 Rent                         279                2,399           34,603
 Telephone and utilities   18,039               14,865           55,561
 Transfer agent and
  filing fees              13,636                7,149           24,865
 Travel                    25,464               11,172           55,879
                          183,518              131,636          656,944

Other Income (Expense)
 Gain (loss) on foreign
  exchange conversion     (10,199)               5,581           14,890
 Interest income            4,020                2,359            6,379
                           (6,179)               7,940           21,269


Net Loss Before
Non-recurring Item       (189,697)            (238,416)        (750,395)

Non-recurring Expense
 Consulting costs to
 set up US corporation       -                    -             (78,524)

Net Loss For Period    $ (189,697)          $ (238,416)     $  (828,919)


Net Loss Per Common
Share                  $  (0.0275)          $  (0.0424)

Weighted Average
Common Shares
Outstanding             6,896,225            5,624,974


                              See Accompanying Notes

                                PRIME AIR, INC.
                          (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all figures in US dollars)





                                                             Period from
                                                          Date of Inception
                            Year ended       Year ended   on March 10, 1989
                            December 31      December 31    to December 31
                               1997             1996             1997
                                                             (Unaudited)
                                                               (Note 1)


NET INFLOW (OUTFLOW) OF
CASH RELATED TO THE
FOLLOWING ACTIVITIES:

OPERATING
 Net loss                $  (189,697)     $  (238,416)     $    (828,919)
 Non-cash charge -
 amortization                 21,603           21,809             43,721
                            (168,094)        (216,607)          (785,198)

 Change in non-cash
 working capital
   balances relating
   to operations             (12,306)        (118,373)            82,068
                            (180,400)        (334,980)          (703,130)


FINANCING
 Notes and advances
  payable                     (5,572)           5,425              3,495
 Notes and advances
  from related parties       (20,122)          (2,822)             5,400
 Issue of capital stock      131,079          756,763          1,362,860

                             105,385          759,366          1,371,755


INVESTING
 Acquisition of capital
 assets                      (14,911)        (327,647)          (657,237)

NET CASH INFLOW (OUTFLOW)    (89,926)          96,739             11,388

CASH, BEGINNING OF PERIOD    101,314            4,575               -

CASH, END OF PERIOD        $  11,388       $  101,314       $     11,388




                                See Accompanying Notes

                    PRIME AIR, INC.
                    (A Development Stage Company)

              Consolidated Statements of Shareholders' Equity and Deficit
               (all figures in US dollars)

                                   Capital in                    Accumulated
                                   Excess of          Share      Deficit During
                Common Shares      (Less than)   Subscriptions   Development
              Shares     Amount     Par Value      Receivable       Stage
Balance at
Inception on
March 10,
1989             -     $     -     $     -     $     -         $    -

Issue of
common
shares for
cash at
$.001/share   630,237      630           -          -               -

Net loss
for the year
ended
March 31,
1990             -           -           -          -            (17,956)

Balance,
March 31,
1990         630,237       630           -          -            (17,956)

Issue of
common
shares for
cash at
$.001/share  157,559       158           -          -                -

Net loss
for the
year ended
March 31,
1991            -           -            -          -            (49,419)

Balance,
March 31,
1991         787,796       788           -          -            (67,375)

Net loss
for the
year ended
March 31,
1992            -           -            -          -            (10,990)

Balance,
March 31,
1992         787,796       788           -          -            (78,365)

Issue of
common
shares for
cash at
$.277/share  132,088       132         36,499       -               -
at
$.214/share   17,069        17          3,628       -               -

Net loss
for the
year ended
March 31,
1993             -          -            -          -            (38,426)

Balance,
March 31,
1993         936,953       937         40,127       -           (116,791)

Issue of
common
shares
for services
at nominal
value         92,173        92          (92)        -               -

Issue of
common
shares for
cash
at
$.001/share  300,000       300           -          -               -
at
$.109/share    3,340         3          361         -               -
at
$.154/share   23,634        24        3,619         -               -
at
$.280/share   19,401        19        5,400         -               -
at
$.330/share   23,161        23        7,624         -               -
at
$.463/share   87,445        88       40,330         -               -
at
$.694/share   15,756        16       10,907         -               -
at
$.925/share    7,878         8        7,274         -               -

Net loss
for the
year ended
March 31,
1994            -           -          -            -            (36,272)

Balance,
March 31,
1994       1,509,741    $ 1,510   $ 115,550   $     -     $     (153,063)


               See Accompanying Notes

                        PRIME AIR INC.
                 (A Development Stage Company)

       Consolidated Statements of Shareholders' Equity and Deficit
               (all figures in US dollars)

                                   Capital in                   Accumulated
                                   Excess of          Share     Deficit During
                Common Shares     (Less than)    Subscriptions  Development
            Shares        Amount   Par Value       Receivable   Stage

Balance
Forward    1,509,741   $   1,510   $  115,550    $     -     $     (153,063)

Issue of
common
shares for
services
at nominal
value        937,478         937         (937)         -           -

Issue of
common
shares for
cash at
$.374/share  248,692         249       92,697          -           -
at
$.463/share  304,089         304      140,286          -           -

Net loss
for the
period
ended
June 28,
1994            -             -             -          -       (40,947)

Balance,
June 28,
1994       3,000,000       3,000      347,596          -      (194,010)

Share
subscription
at
$.367/share     -             -        (7,313)       (20)         -

Net loss
for the
year ended
December 31,
1994            -             -           -            -      (135,530)

Balance,
December 31,
1994        3,000,000       3,000      340,283       (20)     (329,540)

Issue of
common
shares for
cash
and/or
services at
an average
of
$.234/share  562,550          563      131,192         -          -

Net loss
for the
period
ended
December 31,
1995            -              -          -            -       (71,266)
Balance,
December 31,
1995        3,562,550       3,563      471,475       (20)     (400,806)

Issue of
common
shares for
cash
at
$.500/share 1,510,558       1,511      753,769         -          -

Issue of
common
shares for
services
at nominal
value       1,483,673       1,483          -           -          -

Net loss
for the
period
ended
December 31,
1996             -            -            -           -      (238,416)
Balance,
December 31,
1996        6,556,781       6,557     1,225,244      (20)     (639,222)

Issue of
common
shares for
services
at nominal
value         328,000         328          -          -          -

Issue of
common
shares for
debt
settlements:
at
$.500/share  124,252          124        62,001       -          -
at
$.504/share   36,380           36        18,303       -          -
at
$.530/share   94,800           95        50,192       -          -

Net loss
for the
year
ended
December 31,
1997            -               -          -          -      (189,697)

Balance,
December 31,
1997        7,140,213     $ 7,140    $ 1,355,740   $ (20)  $ (828,919)

                        See Accompanying Notes


PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996


 1.      Incorporation, Principles of Consolidation and Accounting
Presentation

The Company was incorporated under the laws of the State of Nevada, USA on November 10, 1996, the purpose of which was to change the domicile of the Company from the State of Delaware to the State of Nevada. This change was approved by the shareholders of both corporations on November 26, 1997 and effected through a "plan and agreement of merger", with the surviving corporation being Prime Air, Inc. (Nevada). The articles of merger were filed with the appropriate State authorities on December 15, 1997, which date became the effective date of the merger.

The Delaware corporation was incorporated on April 4, 1996 and acquired all of the assets, liabilities and shareholders of a previous Utah corporation of the same name. The Utah corporation had been reincorporated on August 30, 1993 as Astro Enterprises, Inc.and on June 28, 1994, pursuant to appropriate shareholder agreements, acquired all outstanding shares of Prime Air Inc. (a Canadian corporation) in exchange for shares of its capital stock on a .787796 to 1 basis, thereby providing the shareholders of Prime Air Inc. with 90% of the outstanding capital stock of Astro Enterprises, Inc. Astro Enterprises, Inc. then changed its name to Prime Air, Inc. Following incorporation of the Delaware company, the Utah corporation was dissolved on May 15, 1996.

These consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Prime Air Inc. (the Canadian corporation) and have been prepared in accordance with U.S. GAAP standards.

The results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31, 1997 are presented herein for information purposes only. These amounts are unaudited and accordingly no audit opinion has been expressed thereon.

 1.     Nature of Operations / Going Concern Considerations

The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The Company's present activities relate to the construction and ultimate exclusive operation of an international passenger and cargo air terminal facility in the Village of Pemberton, British Columbia and the operation of scheduled flight services between that facility and certain major centers in Canada and the United States in conjunction with Voyageur Airways Limited. Terminal building construction was substantially completed in May, 1996. The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete and operationalize the terminal facility and to commence operation thereof on an economically viable basis.

These consolidated financial statements have been prepared on a "going concern" basis which assumes the Company will be able to realize its assets, obtain financing as required and discharge its liabilities and commitments in the normal course of business.

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996


 1.     Significant Accounting Policies

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S. funds. Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $
1.4305 CDN/$1.00 U.S. Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows:
     $ 1.3844 CDN / $1.00 U.S. (1996: $1.3636 CDN / $1.00 U.S.).

     Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value Of Financial Instruments", the carrying amounts reported on the balance sheets for cash and cash equivalents, namely, "cash and short-term deposits", approximate their fair market value.

     Receivables and Prepaid Expenses

All amounts reported as receivables or prepaid expenses and deposits have been recorded at their original values. There have been no amounts written off as bad debts or provided for as an allowance against the recovery of these assets.

Capital Assets

Air Terminal Construction Costs: Expenditures relating directly to the construction of the air terminal facility and related engineering and design have been recorded in the accounts of the Company at cost, net of amortization which is provided on a straight-line basis over the 30-year term of the property lease.

Furniture and Equipment: Furniture and equipment is stated at cost, net of amortization which is provided for at the rate of 20% per annum on the declining balance basis.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In these financial statements, assets, liabilities and results of operations involve significant reliance on management's estimates. Actual results could differ from the use of those estimates.


PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996




     3.    Significant Accounting Policies (continued)

     Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", in the fiscal year ended December 31, 1997 and has applied the provisions of that statement on a retroactive basis to the previous fiscal year which resulted in no significant adjustment.

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for income tax and financial reporting purposes.
There were no temporary differences at December 31, 1997 and earlier years and accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $830,000 at December 31, 1997 and $ 640,000 at December 31, 1996. No effect has been shown in the financial statements for these carryforwards as the likelihood of future tax benefit from such is not presently determinable. The potential income tax benefits of the net operating loss carryforwards of approximately $195,000 at December 31, 1997 and $150,000 at December 31, 1996 (based upon current income tax rates) have been offset by valuation reserves of the same amount. The net operating losses began to expire as of December 31, 1997.
















PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996



4.    Capital Assets

Capital assets consist of the following at December 31, 1997 and December 31, 1996:

                                                December 31, 1997
                                                Accumulated        Net Book
                                  Cost          Amortization        Value
Air terminal construction
costs                          $ 652,083        $ 42,058            $ 610,025

Furniture and equipment            5,154           1,663                3,491
                               $ 657,237        $ 43,721            $ 613,516


                                                December 31, 1996
                                                Accumulated       Net Book
                                  Cost          Amortization       Value
Air terminal construction
costs                          $ 639,490        $ 21,304            $ 618,186

Furniture and equipment            2,836             814                2,022
                               $ 642,326        $ 22,118            $ 620,208


5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.   Related Party Transactions

During the years ended December 31, 1997 and 1996, the Company paid no remuneration to any director.

Directors have advanced funds to the Company in the amount of $ 5,400 as of December 31, 1997 (1996: $25,522). These advances are unsecured, non-interest bearing and are without specific terms of repayment.

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996



7.    Capital Stock
     Authorized:
          50,000,000 common shares with a
                       stated par value of $ .001/share
            3,000,000 preferred cumulative convertible shares
                       with a stated par value of $ .001/share

Common Shares Issued:
                                      Number of Shares           Consideration
     To August 31, 1993
          - for cash                        300,000             $      300
     Prime Air Inc. share exchange
          - June 28, 1994                 2,700,000                350,296
     During year ended December 31, 1995
          - for cash                        562,550                131,756
     Balance at December 31, 1995         3,562,550                482,352

     During year ended December 31, 1996
          - for cash                      1,510,558                755,279
          - consulting and related
            services                      1,483,673                  1,483
                                          2,994,231                756,762
     Balance, December 31, 1996           6,556,781              1,239,114

During the year ended December 31, 1997
   -     shares-for-debt settlements        255,432                130,751
   -     consulting and related services    328,000                    328
                                            583,432                131,079

     Balance, December 31, 1997           7,140,213            $ 1,370,193

The directors of the Company have authorized the issue of up to a further 500,000 common shares in the form of a director, officer and employee stock options at a price to be determined. The granting of these options is subject to the receipt of regulatory approval.

In July, 1996, management of the Company voluntarily halted trading of its common shares based upon the conclusion that information concerning the history of the Company provided by former management may not have been complete. Adequate information was subsequently provided to the public by management and trading was recommenced on March 27, 1997. The Company prepared and filed a registration statement in connection with the change of domicile (referred to in Note 1) to register all of the outstanding common shares of capital stock in the Company. This registration has been approved by the Securities and Exchange Commission and the change of domicile became effective on December 15, 1997.



PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997 and 1996




8.    Lease Commitment

The Canadian subsidiary corporation has entered into an Airport Lease and Operating Agreement with The Corporation of The Village of Pemberton in British Columbia whereby it has been granted an exclusive and irrevocable lease over the lands and airport facilities associated with the Pemberton Airport. The term of the Lease and Operating Agreement, including extension options relating thereto, is for a total of 30 years with terminal rent payable as follows:

n     $100 per annum for the initial six (6) years (1993 through 1998); and
thereafter

n     5% of gross receipts per annum derived from the operation of the terminal facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation. The lease commitment amounts for 1999 through 2002 cannot be quantified as the amount of gross receipts for those years cannot be determined.