Form 10KSB/A
period 1997-12-31
PRIME AIR INC
filed 1998-04-17
CIK 1004973

Page 1
      UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549

            Form 10-KSB
AMENDMENT NO. 1

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 333-28249

PRIME AIR, INC.
(Exact name of Registrant as specified in charter)

     NEVADA                         APPLIED FOR
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

8598 112 STREET, FT. SASKATCHEWAN, ALBERTA, CANADA T8L 3V8
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (403) 998-3400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
     None               N/A

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class          Name of each exchange on which registered
     None                    N/A

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X
]  No [   ]       (2)  Yes  [X]    No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [X]

State issuer's revenues for its most recent fiscal year:     -0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price on April 13, 1998, was $1,282,155.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 13, 1998, there were 8,282,155 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form S-4 and from prior periodic reports are incorporated by reference into Item 13 of Part III.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Prime Air, Inc. (the "Company") was incorporated in the State of Nevada on November 10, 1996, for the purpose of changing the domicile of the Company from the State of Delaware. The predecessor to the Company was incorporated in the State of Delaware on April 4, 1995. The change of domicile was completed on December 15, 1997.

     The Company is the parent of a wholly owned subsidiary, Prime Air, Inc. ("Prime Air (BC)"), a company originally incorporated under the laws of the Province of British Columbia, Canada, on March 10, 1989, under the name "High Mountain Airlines Inc." for the purpose of establishing air service to serve the Whistler, British Columbia, Canada, area. Prime Air (BC) has entered into a lease and operating agreement with the Village of Pemberton, British Columbia, Canada, to plan, develop, construct, manage, and operate a terminal facility at the Pemberton Airport. Prime Air (BC) has constructed the basic terminal building and proposes to facilitate regular, scheduled air service to Pemberton Airport to serve the nearby resort community of Whistler.

     Prior to incorporation in the State of Delaware, the Company was originally incorporated pursuant to the laws of the State of Utah on August 30,1993, under the name "Astro Enterprises, Inc." (referred to hereafter as "the Utah Corporation"). The Utah corporation changed its name to "Prime Air, Inc." on June 28, 1994.

     In June 1994 the Utah Corporation originally incorporated as Astro Enterprises, Inc. entered into an agreement with Prime Air (BC) which agreement was designated as a "Merger Agreement." Pursuant to the terms of this Agreement the shareholders of Prime Air (BC) exchanged all of the outstanding shares of Prime Air (BC) for a controlling number of shares of the Utah corporation, such that upon completion of the exchange, the shareholders of Prime Air (BC) owned approximately 90% of the outstanding shares of the Utah Corporation and Prime Air (BC) became a wholly owned subsidiary of the Utah Corporation. The transaction was not a statutory merger. Management believes that the closing of such agreement was effected on June 28, 1994. In connection with the exchange of shares, the Utah Corporation effected a one-for-one hundred reverse split of its outstanding shares effective June 28, 1994, immediately prior to such closing. As a result of the stock-for-stock exchange, the former shareholders of Prime Air (BC) received 2,700,000 post-reverse spit shares, the 170 existing shareholders of the Utah Corporation retained 120,000 post-reverse split shares, and the Worthington Company, an entity controlled by Mr. Paul Parshall, retained 180,000 post-reverse split shares. In addition, the Worthington Company received consulting fees totaling $70,000 US from Prime Air (BC) for services performed in connection with the reorganization. Also, as a part of the reorganization, Mr. Parshall resigned as the sole director of the Utah Corporation and appointed Mr. Blaine Haug as the sole director. Also in connection with the reorganization, the name of the Utah Corporation was changed to Prime Air, Inc. and the number of authorized shares of Common Stock of the Utah
Corporation was changed to 25,000,000 shares, par value $0.001.   At the time
of the stock-for-stock exchange between the Utah Corporation and Prime Air
(BC), the Utah Corporation had no assets. The reorganization was entered into because Prime Air (BC) wanted controlling interest in a public shell corporation.

      On or about April 4, 1995, the Utah Corporation effected a change of domicile to the State of Delaware by incorporating another corporation in such state, acquiring all of the assets and liabilities of the Utah Corporation, and issuing shares of the Delaware corporation to the shareholders of the Utah Corporation on a one-for-one basis. The Utah Corporation was voluntarily dissolved by the State of Utah on May 18, 1995. The change of domicile was initiated and completed based upon the recommendations of Mr. Paul Parshall, an officer and director of the Utah Corporation at such time.

     The original purpose of the Utah Corporation incorporated in 1993 as set forth in its articles of incorporation, was to acquire the assets and certain liabilities of another Utah corporation incorporated in 1985 and previously dissolved by the State of Utah on May 1, 1990, and also incorporated under the name "Astro Enterprises, Inc." Current management of the Company, none of whom were affiliated with the Utah Corporation prior to the share exchange in June 1994, believe that the former management of the Utah Corporation at the time of its incorporation issued approximately 120,000 shares of the company's common stock to the shareholders of the corporation dissolved in 1990 with the same name thus creating approximately 170 shareholders of the Utah Corporation. Management does not believe that any other relationship existed between the two entities or with former management of the corporation dissolved in 1990 and known as Astro Enterprises, Inc.

     Commencing February 1998, the Company attempted to offer and sell up to 2,000,000 units (the "Units"), each Unit consisting of one share of common stock of the Company and one Class A Warrant and one Class B Warrant. The Units were offered by British West Indies Securities Company Limited as selling agent for the offering. The offering terminated March 31, 1998, and no Units were sold. The selling agreement with British West Indies Securities Company Limited also expired on such date.

Airport Lease and Operating Agreement

     On October 29, 1993, Prime Air (BC) entered into a Lease and Operating Agreement (the "Airport Agreement") with the Corporation of the Village of Pemberton, British Columbia, Canada (hereinafter the "Village of Pemberton"), in which Prime Air (BC) agreed to undertake the planning, development, construction, management, and operation of a terminal facility at the Pemberton Airport. In return the Village of Pemberton granted to Prime Air
(BC) an exclusive lease involving certain lands located at the Pemberton Airport to enable Prime Air (BC) to undertake the planning, development, construction, management, and operation of a terminal facility.

     The Pemberton Airport is approximately 20 miles north of Whistler Resort on Highway 99. Whistler Resort is a ski resort located at the base of Whistler Mountain and Blackcomb Mountain approximately 75 miles north of Vancouver, British Columbia, Canada. The resort has approximately 6,800 permanent residents and attracts approximately 1,500,000 visitors annually. Currently only ground transportation is available to the resort, except for private flights into Pemberton Airport. The nearest airport facility to Whistler Resort is Pemberton Airport. There is presently no regular air service into Pemberton Airport.

     The Airport Agreement provides that Prime Air (BC) must construct a terminal facility on or before October 21, 1994, which date was extended to June 1, 1996, by the Council for the Village of Pemberton. Prior to such extended date, Prime Air (BC) completed the terminal facility at the Pemberton Airport. The terminal constructed by Prime Air (BC) has a total square footage of 11,200 square feet, of which approximately 5,500 of interior space has been finished and is ready for its intended use as an airport terminal. The finished portion consists of an arrival and departure lounge, baggage holding area, office, two public washrooms with a total of 14 cubicles, reception area, and a utility room. There is also a water and a waste treatment plant housed in a separate building. The total construction costs of the facility were $644,740 ($592,949 for the terminal building, $20,989 for engineering and design, $18,699 for environmental work; and $12,103 for insurance and permits) and were financed through the sale of the Company's stock. During calendar year 1996, the Company sold 1,510,558 shares of its common stock at $0.50 per share for total proceeds of $755,279. The limited offering was conducted pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission. The offering was conducted for the purpose of raising funds for the completion of construction of the airport terminal facility at Pemberton. At the time of such offering the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and was not an investment company. The aggregate offering price of all securities sold within the twelve months preceding the start of and during the offering did not exceed $1,000,000. There is currently no debt against the terminal building. The initial term of the Airport Agreement, and the right of Prime Air (BC) to operate the terminal facility, was two years with provisions allowing Prime Air (BC) to extend such initial term for addition terms totaling in the aggregate thirty years, provided that Prime Air (BC) shall continue to fulfill its obligations under the Airport Agreement, including the payment of rent in the amount of $100 per year for the first five years, and the payment of $2,500 per year thereafter, plus 5% of the gross receipts derived from the operation of the terminal facility. The Airport Agreement also grants to Prime Air (BC) the option to lease and use certain other lands at the Pemberton Airport for fixed base operations. The Airport Agreement may be terminated by the Village of Pemberton in the event of a material default by Prime Air (BC) or if Prime Air shall become bankrupt. The terminal facilities shall become the property of the Village of Pemberton at the expiration of the Airport Agreement.

Air Service

     Prime Air (BC) initially intends to establish scheduled and charter passenger and cargo air service between Vancouver International Airport and Pemberton Airport. Thereafter, Prime Air (BC) will seek to establish such services between Pemberton Airport and other Canadian and United States destinations. Prime Air (BC) has entered into a Memorandum of Agreement dated January 5, 1995 (the "Voyageur Agreement"), with Voyageur Airways Limited, an Ontario corporation ("Voyageur") to provide the initial service by supplying, operating, and maintaining DeHavilland Dash-7 aircraft to provide scheduled and charter passenger and cargo service, from Vancouver International Airport, and thereafter from other Canadian and United States locations, to the Pemberton Airport. The Voyager Agreement provides that Prime Air (BC) will operate the terminal facility at Pemberton Airport and the scheduled and charter passenger and cargo service, and will market the air services. Voyageur will provide the certifications, authorizations, expertise, facilities, personnel, and resources necessary to operate, maintain and service the aircraft. The parties intend to negotiate and enter into a definitive agreement prior to commencing operations.

Government Regulation and Licensing

     Any corporation conducting commercial air service operations in Canada must possess a valid Operating Certificate and other licenses, permits, accreditations and certificates that are issued and administered by Transport Canada. Qualification for the required Operating Certificate requires that:

     1. the operator (being the entity actually providing the air service operations) must have at least one aircraft registered under its Operating Certificate. This aircraft may either be owned directly or dry leased by the operator;

     2. the aircraft utilized by the operator must be approved and certified in Canada;

     3. in respect of a domestic Canadian air service, the operator must satisfy the statutory Canadian ownership criteria which essentially requires that 75% of the voting interest in the operator is controlled by Canadian citizens or permanent residents of Canada:

     4. the management of the operator must include a chief pilot who holds appropriate Canadian certification;

     5. all of the operator's pilots must meet proficiency standards and hold sufficient ratings to operate the type of aircraft being utilized;

     6. the operator must demonstrate and certify that it will be able to carry out maintenance of its aircraft according to regulated standards. Such maintenance can either be conducted directly by the operator or subcontracted to a qualified maintenance facility; and

     7. an operations manual must be prepared for the operator and approved by Transport Canada.

     Voyageur will conduct all in-flight operations as an independent contractor to Prime Air (BC). Management of Prime Air (BC) believes that Voyageur meets all of the criteria set forth above.

     Voyageur will be responsible for the carriage of full flight and ground risk insurance including aircraft hull and passenger and third party liability for the operations conducted by Voyageur. Prime Air (BC) will be responsible for insuring the terminal building and property at the Pemberton Airport and for passenger liability at the airport terminal operation.

     Voyageur will be responsible for any environmental damage caused by the operation and maintenance of its aircraft. Prime Air (BC) will be responsible for any environmental damage caused by the operation and maintenance of its aircraft.

Marketing

     Prime Air (BC) intends to hire two industry professionals to spearhead its sales drive by making direct sales calls to key tour wholesalers and operators, attending travel, ski, and golf shows, and calling on connector airlines and hotel groups. Particular emphasis will be placed on targeting certain geographic regions which traditionally provide the greatest number of visitors to Whistler. Management believes also that a major part of the marketing strategy will involve seeking a major international airline and negotiating Whistler as a final destination in their ticketing and reservations.

Competition

     Prime Air (BC) will compete with other charter and airline companies based in the Vancouver and Seattle area which currently service customers whose final destination is Whistler Resort. To a limited degree the company will compete with buses chartered or owned by tour operators. Most of these entities are more established companies having much greater financial resources, experience, and personnel resources than Prime Air (BC).

Employees

     The Company, including Prime Air BC, had two employees as of December 1, 1997, consisting of Mr. Smith and Mr. Haug who were employed part-time.

ITEM 2.  DESCRIPTION OF PROPERTY

     In addition to the Pemberton Airport facility described above, the Company maintains its principal executive offices at facilities shared with the business of the President of the Company, which facilities are furnished at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of its properties is a party to any material pending legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company, or its subsidiary, any owner of record of beneficially of more than 5 percent of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company, or its subsidiary, or security holder is a party adverse to the Company, or it subsidiary, or has a material interest adverse to the Company, or it subsidiary.

     In December 1994 the U.S. Securities and Exchange Commission filed a complaint in the United States District Court for the District of Columbia (Case Number 1:94CV02633) against an entity known as "Astro Enterprises, Inc.," and against Ernst Hiestand, Thomas Hiestand, Elizabeth Kuriger, Henry Strubin, Peter Thaler, and Leonard Gotshalk, all of whom were allegedly affiliated with such entity. The basis for such complaint was the dissemination to the public from approximately March 1989 through May 1990, of false and misleading information concerning the business of such entity. The entity referenced in such action was incorporated in the State of Utah on May 23, 1985, and was involuntarily dissolved on May 1, 1990, for failure to file an annual report with the State of Utah. In 1995 Mr. Paul Parshall executed a consent and settlement of the foregoing action, ostensibly as the president, director, and authorized agent of the entity named in such action. Management does not believe such action in any way involved the Utah Corporation which was subsequently incorporated under the same name on August 30,1993, and which subsequently changed its name to Prime Air, Inc. and changed its domicile to the State of Delaware. Management does not believe there is or was any legal relationship between the "Astro Enterprises, Inc." incorporated on May 23, 1985, and the "Astro Enterprises, Inc." which was incorporated in 1993 and was the predecessor to the Company. In addition, management does not believe that Mr. Parshall was authorized to execute such consent on behalf of either entity. Management is unaware whether Mr. Parshall ostensibly executed such consent on behalf of the original Astro Enterprises, Inc. or the predecessor to the Company. However, the allegations contained in such action reference events all of which occurred prior to the incorporation of the predecessor to the Company in 1993.

     In May 1996 the Company entered into a settlement agreement and undertaking with the Alberta Securities Commission (file number 100164) in which the Company agreed to be more diligent in complying with the requirements of the Alberta Securities Act and the rules made thereunder. In addition, the Company paid $2,000 to the commission toward the costs of the investigation conducted by the Commission. In February 1996 the Company announced an offering of its common shares in Alberta newspapers. Between February 1 and March 1, 1996, the Company received $93,040 from fifteen investors in Alberta. The investors received an offering document which did not conform with the form of an offering memorandum required pursuant to the Alberta Securities Act and the distribution to the investors did not qualify for an exemption under such act. Upon being contacted by the staff of the securities commission, the Company placed all investment monies in trust pending the disposition of the matter. Thereafter the Company sent an offering memorandum in the required form and an offer of rescission to all of the investors. After the return of monies to investors who either did not qualify for an exemption or who elected rescission, and the filing of a proper report with the securities commission, no further action was taken by the securities commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On November 26, 1997, the Company held a special meeting of shareholders to vote upon the merger of the Delaware corporation into the Nevada corporation for purposes of changing the domicile of the Company from the State of Delaware to the State of Nevada. The number of shares which voted for the proposal was 4,028,417, the number of shares which voted against the proposal was 50, and the number of shares which withheld authority to vote was none. There were 70 shares which abstained and no broker non-votes.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company was quoted on the OTC Electronic Bulletin Board through approximately July 23, 1996, and from March 27, 1997 until present. There is currently no established public trading market for the Common Stock. The table below sets forth for the periods indicated the high and low bid quotations as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail market-up, mark-down, or commission and may not necessarily represent actual transactions.

                       Quarter            High           Low
FISCAL YEAR ENDED
DECEMBER 31, 1996     First              $0.50          $0.25
                      Second             $0.9375        $0.4375
                      Third              $0.75          $0.25
                      Fourth              --             --

FISCAL YEAR ENDED
DECEMBER 31, 1997     First              $0.25          $0.25
                      Second             $1.125         $0.25
                      Third              $0.812         $0.25
                      Fourth             $0.6875        $0.28125
FISCAL YEAR ENDING
DECEMBER 31, 1998     First              $0.6875        $0.3125


     None of the shares of Common Stock is subject to outstanding options or warrants to purchase, or securities convertible into, the Common Stock of the Company. As of April 13, 1998, the Company had 4,203,601 shares of its Common Stock, or approximately 50.75% of the total outstanding shares, which were control shares as defined in Rule 144 promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. None of the shares of Common Stock is being, nor have any shares been proposed to be, publicly offered by the Company.

     As of April 13, 1998, there were approximately 368 holders of record of the Common Stock as reported to the Company by its transfer agent.

     No cash dividends have been declared or paid as yet on the Common Stock and the Board of Directors has not established a dividend policy.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a development stage company and conducts all operations through its wholly owned subsidiary, Prime Air (BC). The Company has had no material revenues in the past. During the year ended December 31, 1997, the only income received was bank interest of $4,020.

     During the last three years, the operations of the Company have been funded from equity participation of the owners. Total cash raised from equity funding from March 1992 to December 31, 1994 was $349,808, $131,755 for 1995 and $756,763 for 1996. No funds were raised during 1997, but the Company did convert $130,751 into common stock of the Company.

     The Company has realized a cumulative loss of $828,919 since March 1992, and anticipates similar losses until operations begin, which is expected in late 1998.

     The Company has sufficient working capital to meet its immediate obligations, but does not have any cash available to allow operations to commence. The Company intends to use the net proceeds of this offering to commence its principal operations. No significant purchases of equipment, other than outlined above, are anticipated in the next year. See "Use of Proceeds."

     Prime Air (BC)'s sole fixed obligation is the payment of $CND100 per annum to the Village of Pemberton under the terms of its Airport Lease and Operating Agreement. At present the company also expects to pay an additional $50,000 in the current year to cover legal fees, insurance, and property taxes, regardless of the date of operations commencement.

     Should operations commence during the next twelve months, the Company expects to hire approximately seven employees to handle terminal operations and marketing.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are attached to this annual report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 27, 1998, the Company engaged Rutherford & Company, Chartered Accountants, as independent auditors of the Company for the year ended December 31, 1997. The decision to retain Rutherford & Company, and not to re-engage Orton & Company, the former independent auditor, was made by the Board of Directors on such date. The decision not to re-engage Orton & Company did not involve a dispute with the Company over accounting policies or practices. The report of Orton & Company on the Company's financial statements for the year ended December 31, 1996, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audit of the Company's financial statements for such year ended December 31, 1996, there were no disagreements with Orton & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Orton & Company, would have caused such firm to make reference to the matter in its report. Neither the Company, nor anyone on its behalf, has consulted Rutherford & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided by Rutherford & Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The officers and directors of the Company are as follows:

          NAME             AGE        POSITIONS                DIRECTOR SINCE
          Blaine Haug      50         Chairman                 1994
          Royle Smith      48         President                --
          John Eberhard    53         Secretary and Director   1995
          Gregory Duffy    39         Treasurer                --

     The officers and directors of the subsidiary, Prime Air (BC), are as follows:

          NAME             AGE        POSITIONS                DIRECTOR SINCE
          Blaine Haug      50         President and Director   1989
          Richard T.
          Shrieves         43         Secretary and Director   1992

     Set forth below is the business experience and biographical information on each of the executive officers and directors of the Company and Prime Air
(BC):

     BLAINE HAUG has been employed as the general manager of the Company since 1989. Mr. Haug currently holds an airline transport pilot license first issued in 1978 by Canada.

     ROYLE SMITH has been the president of Welcome Ford Sales Ltd., a Ford dealership located in Edmonton, Alberta, Canada, since 1981.

     JOHN EBERHARD has operated his own law practice in London, Ontario, Canada, since 1973, and is a member of the Canadian Bar Association. He is also a member of the Law Association of Upper Canada, Middlesex Law Association, Association of Transportation Practitioners (U.S.A.), Lawyer-Pilot Bar Association (U.S.A.-Canada). Mr. Eberhard graduated in 1966 with a bachelor of arts degree and in 1969 with a law degree from the University of Western Ontario.

     GREGORY DUFFY has been employed as general manager of Welcome Ford Sales Ltd. since 1991.

     RICHARD T. SHRIEVES has practiced law since 1980.

     There are no known arrangements or understandings between any of the foregoing individuals and any other person pursuant to which he or she was elected as a director.

     No remuneration was paid to the incumbent directors by the Company during 1996, except for reimbursement of out-of-pocket expenses incurred by such individuals on behalf of the Company.

     There are no arrangements known to management the effect of which would result in a change of control of the Company, nor has such a change of control occurred during 1997.


Compliance with Section 16(a) of the Exchange Act:

     The Company's common stock is not registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and therefore no disclosure is required pursuant to this item.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate executive compensation earned by or paid to the named executive officers by any person for all services rendered in all capacities to the Company for the fiscal years ended December 31, 1995, 1996, and 1997:

     Name and Principal Position         Year          Restricted Stock Awards

     Blaine Haug                         1995          -0-
     Chairman                            1996         $62,500(1)
                                         1997         $50,000(2)

     Royle Smith                         1995          -0-
     President                           1996         $173,438(3)
                                         1997         $62,500(4)

     (1)These shares were issued to Mr. Haug as remuneration for management fees for 1996. For purposes of this table only, the valuation of the 200,000 shares of restricted stock is based upon the market value of the stock which was approximately $0.3125 on March 18, 1996, the date of the award. The value of these shares is based solely upon the closing bid price of the shares on such date. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     (2)These shares were issued to Mr. Haug as remuneration for management fees for 1997. For purposes of this table only, the valuation of the 200,000 shares of restricted stock is based upon the market value of the stock which was approximately $0.25 on April 3, 1997, the date of the award. The value of these shares is based solely upon the closing bid price of the shares on such date. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     (3)Of these shares, 100,000 were issued to Mr. Smith on January 9, 1996, for accepting the office of Executive Vice-President; 300,000 were issued to him on January 9, 1996, for consulting fees regarding the completion of the Pemberton Airport terminal facility; 200,000 were issued to him on March 18, 1996, as remuneration for management fees for 1996; and 25,000 were issued to Welcome Ford Sales Ltd., a company controlled by him, on March 29, 1996, for administration fees rendered regarding the completion of the Pemberton Airport terminal facility. The valuation of 100,000 and the 300,000 shares of the restricted shares is based upon the market value of the stock which was approximately $0.25 on January 9, 1996, the date of the award; the valuation of 200,000 shares of the restricted shares is based upon the market value of the stock which was approximately $0.3125 on March 18, 1996, the date of the award; and the valuation of 25,000 shares of the restricted shares is based upon the market value of the stock which was approximately $0.4375 on March 29, 1996, the date of the award. The aggregate value of these shares is based solely upon the closing bid price of the shares on such dates. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     (4)Of these shares, 100,000 were issued to Mr. Smith on April 3, 1997, and another 100,000 were issued on June 18, 1997, as remuneration for management fees for 1997. The valuation of 100,000 awarded on April 3, 1997, is based upon the market value of the stock which was approximately $0.25 on such date, and the valuation of other 100,000 shares is based upon the market value of the stock which was approximately $0.375 on June 18, 1997, the date of the award. The aggregate value of these shares is based solely upon the closing bid prices of the shares on such dates. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     Blaine Haug has a written employment agreement with the Company to act as assistant general manager of the company and which covers any and all services performed by him for the Company or any of its wholly or majority owned subsidiaries. Mr. Haug will devote all of his time to the affairs of the Company and its subsidiary under this agreement. The agreement provides that the Company will pay him $100,000 US per annum, payable in cash or in common stock of the company at a price of $0.50 per share for the year ended December 31, 1996, and for future years at a price mutually agreed by the parties. The agreement expressly states that Mr. Haug will exercise the share option payment for 1996. Therefore, the Company issued 200,000 shares of Common Stock to Mr. Haug in lieu of any cash compensation for 1996. Mr. Haug is also to receive reimbursement for all out-of-pocket expenses incurred in connection with his duties; to receive all reasonable travel expenses incurred in the course of his duties as assistant general manager; and to be permitted to participate in any profit sharing, deferred compensation, stock appreciation rights, stock option and other plans and programs adopted by the company. If Mr. Haug is unable to perform his duties because of illness or mental or physical disability, he will receive compensation and benefits for one year. The term of the agreement is from January 1, 1996, through December 31, 2000, renewable by mutual consent for successive five year periods. The agreement also allows Mr. Haug to provide management services to any other person, firm, or corporation during the term of the agreement. The Company may terminate the employment agreement upon 90 days' written notice, but would be obligated to pay compensation through the remaining term of the agreement. Mr. Haug may terminate the agreement upon 90 days' written notice but would only receive compensation through the date of termination. Upon Mr. Haug's death, his widow or estate would receive compensation for six months from the date of death. If the employment agreement is terminated by the company because of illness or mental or physical disability, Mr. Haug would receive compensation and benefits for six months from such date. Also, the employer may not amalgamate, merge, or consolidate with another person or corporation unless such other person or corporation either expressly assumes the agreement for a term of five years from the closing date or pays Mr. Haug his full compensation for a term of five years or $500,000. (This provision has been waived by Mr. Haug for purposes of the Merger.) The employment contract is deemed to provide personal services by Mr. Haug and therefore, the duties and obligations of Mr. Haug are not assignable by him, although he is permitted to assign all or a portion of his compensation. The agreement contains an indemnity provision which requires the Company to indemnify and save harmless Mr. Haug, his heirs, successors and legal representatives, from expenses and costs associated with any action to which he is a party by reason of being or having been an assistant general manager of the company, if he acted honestly and in good faith with a view to the best interests of the company, and otherwise in accordance with the bylaws of the company. The employment agreement is to be governed by and construed in accordance with the laws of the Province of British Columbia, and any controversy or claim relating to the agreement is to be settled by arbitration in accordance with the provisions of the Arbitration Act of British Columbia.

     Royle Smith has a written employment agreement with the Company to act as general manager of the company and which covers any and all services performed by him for the Company or any of its wholly or majority owned subsidiaries. Mr. Smith will devote approximately 75% of his time to the affairs of the Company and its subsidiary under this agreement. The agreement provides that the Company will pay him $100,000 US per annum, payable in cash or in common stock of the company at a price of $0.50 per share for the year ended December 31, 1996, and for future years at a price mutually agreed by the parties. The agreement expressly states that Mr. Smith will exercise the share option payment for 1996. Therefore, the Company issued 200,000 shares of Common Stock to Mr. Smith in lieu of any cash compensation for 1996. Mr. Smith is also to receive reimbursement for all out-of-pocket expenses incurred in connection with his duties; to receive all reasonable travel expenses incurred in the course of his duties as assistant general manager; and to be permitted to participate in any profit sharing, deferred compensation, stock appreciation rights, stock option and other plans and programs adopted by the company. If Mr. Smith is unable to perform his duties because of illness or mental or physical disability, he will receive compensation and benefits for one year. The term of the agreement is from January 1, 1996, through December 31, 2000, renewable by mutual consent for successive five year periods. The agreement also allows Mr. Smith to provide management services to any other person, firm, or corporation during the term of the agreement. The Company may terminate the employment agreement upon 90 days' written notice, but would be obligated to pay compensation through the remaining term of the agreement. Mr. Smith may terminate the agreement upon 90 days' written notice but would only receive compensation through the date of termination. Upon Mr. Smith's death, his widow or estate would receive compensation for six months from the date of death. If the employment agreement is terminated by the company because of illness or mental or physical disability, Mr. Smith would receive compensation and benefits for six months from such date. Also, the employer may not amalgamate, merge, or consolidate with another person or corporation unless such other person or corporation either expressly assumes the agreement for a term of five years from the closing date or pays Mr. Smith his full compensation for a term of five years. (This provision has been waived by Mr. Smith for purposes of the Merger.) The employment contract is deemed to provide personal services by Mr. Smith and therefore, the duties and obligations of Mr. Smith are not assignable by him, although he is permitted to assign all or a portion of his compensation. The agreement contains an indemnity provision which requires the Company to indemnify and save harmless Mr. Smith, his heirs, successors and legal representatives, from expenses and costs associated with any action to which he is a party by reason of being or having been an assistant general manager of the company, if he acted honestly and in good faith with a view to the best interests of the company, and otherwise in accordance with the bylaws of the company. The employment agreement is to be governed by and construed in accordance with the laws of the Province of British Columbia, and any controversy or claim relating to the agreement is to be settled by arbitration in accordance with the provisions of the Arbitration Act of British Columbia.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of April 1, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                Amount and Nature
Name and Address                of Beneficial
of Beneficial Owner             Ownership(1)               Percent of Class

Phillip Johnston                2,408,226(2)               29.08%
PMB7 Hibiscus Square Pond St.
Grand Turk
Turks and Caicos Island, BWI

British West Indies Securities    600,000                   7.24%
P.O. Box CB-13926
Nassau, The Bahamas, B.W.I.

Patricia Jarvis                   522,705                   6.31%
P.O. Box 1056
Renton, WA 98057

Blaine Haug                        40,000                   *

Royle Smith                        -0-

John Eberhard                     107,670(3)                1.3%

Gregory Duffy                     129,000                   1.56%

Officers and Directors
as a Group (4 persons)            276,670                   3.34%
___________
     * Less than 1%


     (1)Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2)Of  these  shares,   1,469,470  are  held   directly  of  record by
Confederation Capital Corporation Ltd., and 938,756 are held directly of record by Dolphin Trading Ltd.

     (3)Of theses shares, 5,000 are beneficially owned directly and of record by Mr. Eberhard's wife, and 88,000 are held in a brokerage account controlled by Mr. Eberhard.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the terms of the employment agreement between the Company and Blaine Haug, an officer and a director of the Company, the Company issued 200,000 shares of common stock of the company to Mr. Haug for services rendered during the year ended December 31, 1996, and 200,000 shares for services rendered during the year ended December 31, 1997.

     Pursuant to the terms of the employment agreement between the Company and Royle Smith, an officer and a director of such entity, the Company issued 200,000 shares of common stock of the company to Mr. Smith for services rendered during the year ended December 31, 1996, and 200,000 shares for services rendered during the year ended December 31, 1997. In addition, Mr. Smith was issued 100,000 shares on January 9, 1996, for accepting the office of Executive Vice-President, and 300,000 shares were issued to him on January 9, 1996, for consulting services. Also, 25,000 shares were issued to Welcome Ford Sales Ltd., a company controlled by Mr. Smith for administration fees.

     On or about January 3, 1996, the Company issued 370,336 shares of common stock to Confederation Capital Corporation Ltd., a company controlled by Mr. Phillip Johnston, a shareholder owning in excess of 5% of the outstanding stock, for previous money loaned to the company. In addition, the Company issued 94,800 shares to such entity on April 3, 1997, for repayment of advances of $25,583 made by such entity to the Company.

     The Company entered into a consulting contract (the "Consulting Agreement") on June 10, 1996, with Silverthorn Investments, Ltd. (the "Consultant") in which the Company agreed to retain the services of the Consultant through June 1, 2000, unless earlier terminated as provided in the Consulting Agreement. Pursuant to the terms of the Consulting Agreement, the Consultant is required to be available for a minimum of 60 business days per year to provide consulting and assistance as may be necessary to assist in facilitating the full operations of the Company's business. In return, the Company has agreed to pay the Consultant $100 per hour for such services. At the option of the Company 75% of the amount due may be paid to the Consultant in the form of common stock of the Company, based upon the average of the last three months closing bid prices for the common shares. The Consultant is controlled by Matthew Smith who is also the assistant secretary of the Company.
ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
          Auditors' Report
          Comments by Auditor for U.S. Readers
          Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the fiscal years ended
December 31, 1997 and 1996, and from inception to December 31, 1997
          Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996, and from inception to December 31, 1997
          Consolidated Statements of Stockholders' Equity and Deficit from inception to December 31, 1997
          Notes to Financial Statements

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     EXHIBIT NO.     DESCRIPTION OF EXHIBIT                             PAGE

     2.1           Plan and Agreement of Merger dated March 10, 1997      *
     2.2           Merger Agreement dated June 29, 1994                   *

     3.1           Articles of Incorporation                              *
     3.2           Articles of Merger dated November 26, 1997         Attached
     3.4           Bylaws of the Company                                  *
     10.1          Airport Lease and Operating Agreement, as amended      *
     10.2          Employment Agreement with Blaine Haug                  *
     10.3          Employment Agreement with Royle Smith                  *
     10.4          Consulting Agreement with Siverthorn Investments, Ltd. *
     10.5          Memorandum of Agreement with Voyageur Airways          *
     10.6          Addendum to Haug Employment Agreement                  *
     10.7          Addendum to Smith Employment Agreement                 *
     23            Consent of auditor                                 Attached

          *Incorporated by reference from the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission, file no. 333-28249.

     (b) Reports on Form 8-K: A report on Form 8-K dated February 27, 1998, was filed by the Company under Item 4 in connection with the change of accountants.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRIME AIR, INC.

Date: April 15, 1998                    By  /s/ Royle Smith, President


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: April 15, 1998                    /s/ John Eberhard, Director


Date: April 15, 1998                    /s/ Blaine Haug, Director and Chairman


Date: April 15, 1998                    /s/ Gregory Duffy, Chief Financial
                                            Officer

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

EXHIBIT 3.2

ARTICLES OF MERGER
of
PRIME AIR, INC.
(A Delaware Corporation)
into
PRIME AIR, INC.
(A Nevada Corporation)


     The undersigned officers, the respective presidents and secretaries of Prime Air, Inc., a Delaware corporation ("Prime Air (Del)"), and Prime Air, Inc., a Nevada corporation ("Prime Air (NV)"), hereby certify that the Plan and Agreement of Merger dated March 10, 1997, (hereinafter the "Plan") was approved by the shareholders of Prime Air (Del) at a duly called meeting held on November 26, 1997, after due notice was given, and was approved by the sole shareholder of Prime Air (NV) by unanimous consent action of such sole shareholder.

     1. The number of shares outstanding of each class of each corporation which were entitled to vote on the Plan, and the number of shares of each class of each corporation consenting and not consenting to the Plan, is as follows:

                                   Number of
                                   Shares              Number of Shares
                    Class          Outstanding       Consenting  Not Consenting

Prime Air (Del)     Common Stock   7,140,213         4,028,417   120
                    ($.001 par value)

Prime Air (NV)      Common Stock   10                10          -0-
                    ($.001 par)

     2. The number of votes cast for the Plan by each constituent entity was sufficient for approval of the Plan.

     3. All of the presently outstanding shares of Prime Air (NV) are owned and held by Prime Air (Del).

     4. The effective date of the merger shall be at the time of the latter of the completion of filing of the Articles of Merger in the State of Delaware and the State of Nevada.

     5. A copy of the complete executed Plan, including exhibits and schedules, is on file at the principal offices of Prime Air (NV) at 8598 112 Street, Ft. Saskatchewan, Alberta, Canada T8L 3V8. A copy of the entire Plan will be furnished by Prime Air (NV), on request and without cost, to any owner of Prime Air (NV) or Prime Air (Del).

     IN WITNESS WHEREOF, Prime Air, Inc., a Nevada corporation, and Prime Air, a Delaware corporation, have caused these Articles of Merger to be executed in their respective corporate names by their respective presidents and their respective secretaries this 26th day of November 1997.

Attest:                                   Prime Air, Inc.
                                          A Delaware Corporation

/s/ John Eberhard, Secretary              By /s/ Royle Smith, President



Attest:                                   Prime Air, Inc.
                                          A Nevada Corporation

/s/ John Eberhard, Secretary              By /s/ Royle Smith, President

Exhibit 23

        Accountant's Consent

We hereby consent to the use of our audit report of Prime Air, Inc. (Nevada), dated April 4, 1998 for the years ended December 31, 1997 and 1996 in the Form 10KSB Statement for Prime Air, Inc. (Nevada).

We also consent to the use of our auditing firm as experts in the 10KSB Registration Statement for Prime Air, Inc. (Nevada).


April 6, 1998
Richmond, Canada                         CHARTERED ACCOUNTANTS