Form 10QSB
period 1998-03-31
PRIME AIR INC
filed 1998-06-25
CIK 1004973

Page 1
        UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549


            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1998

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 1, 1998, there were 17,664,310 shares of the Registrant's Common Stock outstanding.


PART I
ITEM 1.  FINANCIAL STATEMENTS

     The financial statements attached hereto and included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company has realized a cumulative loss of $855,443 since March 1992, and anticipates similar losses until operations begin, which is expected in late 1998.

     The Company has sufficient working capital to meet its immediate obligations, but does not have any cash available to allow operations to commence. The Company requires $1,500,000 million to commence flight operations. The Company intends to raise a total of $3,000,000 by way of an equity offering, the net proceeds of which will facilitate the operational start-up and provide sufficient working capital to sustain operations for some time. The only significant capital expenditures anticipated in the next year are airport and runway lighting improvements which are expected to cost approximately $350,000.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Board of Directors called a special meeting of shareholders to be held on April 23, 1998. The Company had 8,282,155 shares of its common stock outstanding on the record date of the special meeting. On April 23, 1998, the meeting was held and the shareholders of the Company authorized a forward split of the outstanding shares of common stock of the Company at the rate of two shares for each one share outstanding. The number of shares voted in regard to such item were as follows: For 4,386,803; against none; abstain none; broker non-votes none. The forward stock split was effective on May 15, 1998. In addition, the shareholders approved a stock option plan. The number of shares voted in regard to such item were as follows: For 4,386,803; against none; abstain none; broker non-votes none.

ITEM 5.  OTHER INFORMATION

     On June 19, 1998, the number of directors was increased to three persons and Greg Duffy was appointed as a director of the Company to file the vacancy created by the increase in the number of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are included as part of this report:


     EXHIBIT NO.     DESCRIPTION OF EXHIBIT                            PAGE

     2.1             Plan and Agreement of Merger dated March 10, 1997   *
     2.2             Merger Agreement dated June 29, 1994                *
     3.1             Articles of Incorporation                           *
     3.2             Articles of Merger dated November 26, 1997          **
     3.4             Bylaws of the Company                               *
     4.1             Stock Option Plan                                  Attached
     10.1            Airport Lease and Operating Agreement, as amended   *
     10.2            Employment Agreement with Blaine Haug               *
     10.3            Employment Agreement with Royle Smith               *
     10.4         Consulting Agreement with Siverthorn Investments, Ltd. *
     10.5            Memorandum of Agreement with Voyageur Airways       *
     10.6            Addendum to Haug Employment Agreement               *
     10.7            Addendum to Smith Employment Agreement              *

          * Incorporated by reference from the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission, file no. 333-28249.

          ** Incorporated by reference from the Company's annual report statement on Form 10-KSB filed with the Securities and Exchange Commission, file no. 333-28249.

(b) Reports on Form 8-K: A report on Form 8-K dated February 27, 1998 was filed during the quarter ended March 31, 1998, to report under item 4 a change in the Company's certifying accountant.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                       PRIME AIR, INC.


Date: June 24, 1998                    By  /s/ Royle Smith, President


Date: June 24, 1998                    By  /s/ Greg Duffy, Principal Financial
                                               and Accounting Officer

				PRIME AIR, INC.
				(A Development Stage Company)

				CONSOLIDATED BALANCE SHEETS
				(all figures in US dollars)

				(UNAUDITED - SEE NOTICE TO READER)


                               				March 31	   	December 31	   	December 31
			                               			1998        		1997          		1996
                            						(Unaudited)  		(Audited)     		(Audited)

				ASSETS


Current Assets
 Cash and short-term deposits					$ 	11,328      	$ 	11,388      	$	 101,314
 Prepaid expenses and deposit			      			-             		-	           12,592
GST recoverable		                  				1587	          	1587          	51,207.61
                               						12,915	        	12,975        		165,114

Capital Assets (Note 4)		       				607,868	       	613,516	        	620,208


				                             	$	620,783      	$	626,491        $ 785,322


				LIABILITIES

Current Liabilities
Accounts payable and accruals					$	104,471       $ 	83,655       	$	158,174
Notes and advances payable
  (Note 5)				                      		3,495         		3,495          		9,067
Notes and advances from related
  parties  (Note 6)			             			5,400        	 	5,400         		25,522
			                              			113,366	        	92,550        		192,763


			SHAREHOLDERS' EQUITY

Capital Stock  (Note 7)
Authorized:
 50,000,000 common shares with a
 stated par value of $ .001/share
 3,000,000 preferred cumulative
 convertible	shares with a stated
 par value of $ .001/share
Issued:
7,140,213 common shares
			(1996: 6,556,781)              			7,140          		7,140          		6,557

Share subscription receivable					    	(20)	           	(20)	            (20)

Capital in excess of par value			1,355,740      		1,355,740	      	1,225,244
                           						1,362,860	      	1,362,860	      	1,231,781
Accumulated Deficit During
Development Stage	           					(855,443)      		(828,919)      		(639,222)
                             						507,417        		533,941	        	592,559

			                            		$	620,783       	$	626,491       	$	785,322


Approved on Behalf of the Board:

				Director

				Director


            			See Accompanying Notes

			                                 			(0)          		0               		0




					PRIME AIR, INC.
					(A Development Stage Company)

					CONSOLIDATED STATEMENTS OF OPERATIONS
					(all figures in US dollars)

					(UNAUDITED - SEE NOTICE TO READER)
                                                                		Period from
                                                  												Date of Inception
			              			Three Months  		Year Ended  		Year Ended		on March 10, 1989
              						Ended March 31		December 31	 	December 31	  	to March 31
                  						1998	          1997        		1996          		1998
              	 					(Unaudited)   		(Audited)	   	(Audited)	    	(Unaudited)
                                                        												(Note 1)
Direct Costs
Flight operations		 			$	-         	$	-        	$	114,720      	 $	114,720

Administrative and
 General
Audit and accounting					-          		23,826	     	10,140	         	50,199
Advertising		        				-          		-	           	9,017          		9,094
Amortization		       				5,648      		21,603	     	21,809	         	49,366
Automotive			         			-          		-	          	-	              	19,164
Consulting  fees				   		-           	24,583      		7,156          	94,368
Insurance	          					1,977	       	9,240	      	6,342	         	17,559
Interest and service
 charges		           				-           		1,769	      	7,547	          	9,565
Legal	              					3,586	      	34,192     		25,610	         	63,388
Management remuneration		-          		-	          	-	              	77,287
Office and general		 				2,578	      	10,176	      	5,728	         	87,831
Promotion and
 entertainment		     				-	             	711	      	2,702	         	22,004
Rent				               		-             		279      		2,399         		34,603
Telephone and utilities		6,025      		18,039	     	14,865	         	61,586
Transfer agent and
 filing fees				       		3,544      		13,636	      	7,149	         	28,409
Travel			             			3,165.84	   	25,464       11,172         		59,045
              					    	26,523.87  		183,518 	   	131,636         	683,468

Other Income (Expense)
Gain (loss) on foreign
 exchange conversion					-         		(10,199)	     	5,581         		14,890
Interest income	    					-           		4,020	      	2,358.82	       	6,379
                   						0	          	-6,179      		7,939.82	      	21,269

Net Loss Before
 Non-recurring Item					(26,524)  		(189,697)	  	(238,416)      		(776,919)

Non-recurring Expense
Consulting costs to
 set up US corporation			-         		-            		-            		(78,524)

Net Loss For Period				$ -26,523.87 	$	-189,697	$	-238,416.18	  $	-855,443


Net Loss Per Common
 Share		            			$ 	(0.0037)  	$	(0.0275)	$	(0.0424)

Weighted Average
 Common Shares
 Outstanding     				  		6,896,225  		6,896,225 		5,624,974




					See Accompanying Notes

					PRIME AIR, INC.
					(A Development Stage Company)

					CONSOLIDATED STATEMENTS OF CASH FLOWS
					(all figures in US dollars)

					(UNAUDITED - SEE NOTICE TO READER)

                                                      												Period from
                                                  												Date of Inception
           					  	Three Months  		Year ended	 	Year ended   		on March 10, 1989
             						Ended March 31		December 31		December 31	     	to March 31
                						1998	          	1997	       	1996	             	1998
             						(Unaudited)   		(Audited)  		(Audited)	        	(Unaudited)
                                                        												(Note 1)


NET INFLOW (OUTFLOW)
 OF CASH RELATED
 TO THE FOLLOWING
 ACTIVITIES:

OPERATING
Net loss				       	$	(26,524)  	$	(189,697) 	$	(238,416)       	$	(828,919)
Non-cash charge
 - amortization	   					5,648	      	21,603     		21,809	           	43,721
				                		(20,876)	   	(168,094)	  	(216,607)	        	(785,198)

Change in non-cash
 working capital
 balances relating
 to operations		    		    		0	     	(12,306)  		(118,373)	          	82,068
                						(20,876)   		(180,400)	  	(334,980)	        	(703,130)

FINANCING
Notes and advances
 payable         						(5,572)	      (5,572)     		5,425            		3,495
Notes and advances
 from related parties						-	      	(20,122)    		(2,822)	           	5,400
Issue of capital stock					-      		131,079	    	756,763	        	1,362,860

                 						(5,572)	    	105,385     	759,366        		1,371,755


INVESTING
Acquisition of capital
 assets			              			-	      	(14,911)	  	(327,647)	         (657,237)

NET CASH INFLOW
 (OUTFLOW)      						(26,448)	    	(89,926)	    	96,739	           	11,388

CASH, BEGINNING OF
 PERIOD	          					11,388	     	101,314	      	4,575                		-

CASH, END OF
PERIOD	            	$	-15,059.87  	$ 11,388   	$	101,314          	$	11,388




				See Accompanying Notes

PRIME AIR INC.
(A Development Stage Company)
(A NevadaCorporation)

Consolidated Financial Statements

December 31, 1997 and 1996


Auditors' Report

Consolidated Balance Sheets
Consolidated Statements of  Operations
Consolidated Statements of Shareholders' Equity and Deficit
Consolidated Statements of Cash Flows
Consolidated Notes to Financial Statements





Rutherford & Company
Chartered Accountants
________________________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874



AUDITOR'S REPORT

To the Shareholders of
Prime Air Inc. (A Delaware Corporation)

We have audited the consolidated balance sheets of Prime Air Inc. (A Development Stage Company) as at December 31, 1997 and 1996 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has a working capital deficiency and has had no income from operations to date. Management's plans in regard to these matters are also described in the Note. These factors raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Richmond, Canada                              Chartered Accountants
April 4, 1997








ACCOUNTANTS' CONSENT

We hereby consent to the use of our audit report of Prime Air, Inc. (Nevada), dated April 4, 1998, for the years ended December 31, 1997 and 1996 in the Form 10K SB Statement for Prime Air, Inc. (Nevada).

We also consent to the use of our auditing firm as experts in the 10K SB Registration Statement for Prime Air, Inc. (Nevada).





April 6, 1998
Richmond, Canada                         CHARTERED ACCOUNTANTS




PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

1.      Incorporation and Principles of Consolidation

The Company was incorporated under the laws of the State of Delaware, USA on April 4, 1996 and acquired all of the assets, liabilities and shareholders of a previous Utah Corporation of the same name. The Utah Corporation was reincorporated on August 30, 1993 as Astro Enterprises, Inc. On June 28, 1994, pursuant to appropriate shareholder agreements, Astro Enterprises, Inc. acquired all outstanding shares of Prime Air Inc. (a Canadian Corporation) in exchange for shares of its capital stock on a .787796 to 1 basis, thereby providing the shareholders of Prime Air Inc. with 90% of the outstanding capital stock of Astro Enterprises, Inc. Astro Enterprises, Inc. then changed its name to Prime Air, Inc. Upon incorporation of the Delaware Company, the Utah Corporation was dissolved on May 15, 1996.

On November 10, 1997, Prime Air Inc (a Nevada corporation) was formed, the purpose of which will be to change the domicile of the Company to the State of Nevada. Prime Air Inc (Nevada) is a wholly-owned subsidiary of Prime Air Inc (Delaware); however, to December 31, 1997 it has engaged in no activities except in relation to the organization of that entity.

These consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Prime Air Inc. (the Canadian Corporation) and have been prepared in accordance with U.S. GAAP standards.

2.      Nature of Operations / Going Concern Considerations

The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The Company's present activities relate to the construction and ultimate exclusive operation of an international passenger and cargo air terminal facility in the Village of Pemberton, British Columbia and the operation of scheduled flight services between that facility and certain major centers in Canada and the United States in conjunction with Voyageur Airways Limited. Terminal building construction was substantially completed in May 1997. The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete the terminal construction and commence operation thereof on an economically viable basis.

These consolidated financial statements have been prepared on a "going concern" basis which assumes the company will be able to realize its assets, obtain the required financing and discharge its liabilities and commitments in the normal course of business.

3.      Significant Accounting Policies

Capital Assets

Air Terminal Construction Costs: Expenditures relating directly to the construction of the air terminal facility and related engineering and design have been recorded in the accounts of the Company at cost, net of amortization thereof which is provided on a straight-line basis over the 30 year term of the property lease.



PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

3.      Significant Accounting Policies (continued)

Furniture and Equipment: Furniture and equipment are stated at cost, net of amortization which is provided for at the rate of 20% per annum on the declining balance basis.

Reporting Currency
All amounts in these consolidated financial statements are reported in U.S. funds being converted from Canadian funds where applicable at the average annual rate as posted by the Internal Revenue Service of the United States as follows:
     1997:            $ 0.7334 U.S. /  $ 1.  CDN
     1996:            $ 0.7284 U.S. /  $ 1.  CDN

4.    Capital Assets

                                                1997                  1996
                                        Accumulated    Net Book     Net Book
                                 Cost   Amortization   Value        Value

  Air terminal construction
  costs                      $ 639,490    $ 21,304     $ 618,186    $ 313,146

  Furniture and equipment        2,836         814         2,022        1,224

                             $ 642,326    $ 22,118     $ 620,208   $  314,370

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.   Related Party Transactions

During the year ended December 31, 1997, the Company paid no remuneration to any director (year ended December 31, 1996: $16,265).

Directors have advanced funds to the Company in the amount of $ 25,522 to December 31, 1997 (1996: $28,344). These advances are unsecured, non-interest bearing and are without specific terms of repayment.





PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

7.    Capital Stock
     Authorized:
          25,000,000 common shares with a
                       stated par value of $ .001/share
            3,000,000 preferred cumulative convertible shares
                       with a stated par value of $ .001/share

     Common Shares Issued:
                                    Number of Shares        Consideration
     To August 31, 1993
          - for cash                         300,000          $        300
     Prime Air Inc. share exchange
          - June 28, 1994                  2,700,000               350,296
     During year ended December 31, 1996
          - for cash                         562,550               131,756
     Balance at December 31, 1996          3,562,550               482,352

     During year ended December 31, 1997
          - for cash                       1,510,558               755,279
      - consulting and related services    1,483,673                 1,483
                                           2,994,231               756,762

     Balance, December 31, 1997            6,556,781          $  1,239,114


The directors of the Company have authorized the issue of up to a further 500,000 common shares in the form of a director, officer and employee stock options at a price to be determined. The granting of these options is subject to the receipt of regulatory approval.

In July, 1997, management of the Company voluntarily halted trading of its common shares based upon the conclusion that information concerning the history of the Company provided by former management may not have been complete. The Company completed a registration statement in connection with the change of domicile (referred to in Note 1) to register all of the outstanding common shares of capital stock in the Company.

8.   Subsequent Event

The major supplier of flight operations services to the Canadian subsidiary corporation agreed to settle a portion of its outstanding account through the receipt of free-trading common shares of capital stock of the Company. The amount settled of $54,791 represents 109,582 common shares to be issued at a deemed price of $ 0.50 /share. The shares were subsequently issued in March, 1997.




PRIME AIR INC.
(A Development Stage Company)

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

   12-183;     $100 per annum for the initial six (6) years (1993 through
1998); and thereafter

   12-183;     5% of gross receipts per annum derived from the operation of the Terminal Facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation.

EXHIBIT 4.1

PRIME AIR, INC.- STOCK OPTION AND STOCK APPRECIATION RIGHT PLAN

     I. PURPOSES OF THE PLAN.

     Prime Air, Inc., a Nevada corporation (the "Company") desires to afford certain of its directors and key employees and the directors and key employees of any subsidiary corporation or parent corporation of the Company who are responsible for the continued growth of the Company an opportunity to acquire a proprietary interest in the Company, and thus to create in such key employees an increased interest in and a greater concern for the welfare of the Company.

     The Company, by means of this 1998 Stock Option and Stock Appreciation Right Plan (the "Plan"), seeks to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

     The stock options ("Options") and stock appreciation rights ("Rights") offered pursuant to the Plan are a matter of separate inducement and are not in lieu of any salary or other compensation for the services of any director or key employee.

     The Options granted under the Plan are intended to be either incentive stock options ("Incentive Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not meet the requirements for Incentive Options ("Non-Qualified Options"), but the Company makes no warranty as to the qualification of any Option as an Incentive Option.

     II. AMOUNT OF STOCK SUBJECT TO THE PLAN.

     The total number of shares of common stock of the Company which either may be purchased pursuant to the exercise of options granted under the Plan or acquired pursuant to the exercise of Rights granted under the Plan shall not exceed, in the aggregate, (1,000,000) shares of the authorized common stock, ($0.001) par value per share, of the Company (the "Shares"). Shares which are subject to Rights and related options shall be counted only once in determining whether the maximum number of Shares which may be purchased or acquired under the Plan has been exceeded.
     Shares which may be acquired under the Plan may be either authorized but unissued Shares, Shares of issued stock held in the Company's treasury, or both, at the discretion of the Company. If and to the extent that Options or Rights granted under the Plan expire or terminate without having been exercised, new options or Rights may be granted with respect to the Shares covered by such expired or terminated Options or Rights, provided that the grant and the terms of such new Options or Rights shall in all respects comply with the provisions of the Plan.

     III. EFFECTIVE DATE AND TERM OF THE PLAN.

     The Plan shall become effective on the date (the "Effective Date") on which it is adopted by the board of directors of the Company (the "Board of Directors"); provided, however, that if the Plan is not approved by a vote of the shareholders of the Company within twelve (12) months before or after the Effective Date, the Plan and any Options and Rights granted thereunder shall terminate.

     The Company may, from time to time during the period beginning on the Effective Date and ending on April 23, 2008 (the "Termination Date"), grant to persons eligible to participate in the Plan Options, Rights or both Options and Rights, under the terms of the Plan. Options and Rights granted prior to the Termination Date may extend beyond that date, in accordance with the terms thereof.

     Provisions of the Plan which pertain to Options or Rights shall apply to Options, Rights or a combination thereof.

     As used in the Plan, the terms "subsidiary corporation" and "parent corporation" shall have the meanings ascribed to such terms, respectively, in Sections 425(f) and 425(e) of the Code.

     An employee or director to whom Options or Rights are granted hereunder may be referred to herein as a "Participant".

     IV. ADMINISTRATION.

     The Board of Directors shall designate an option committee (the "Committee") which shall consist of no fewer than three directors, each of whom shall be a "disinterested person" within the meaning of Rule 16b-3 (or any successor rule or regulation) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to administer the Plan. A majority of the members of the Committee shall constitute a quorum, and the act of a majority of the members of the Committee shall be the act of the Committee. Any member of the Committee may be removed at any time either with or without cause by resolution adopted by the Board of Directors, and any vacancy on the Committee may at any time be filled by resolution adopted by the Board of Directors.

     Any or all powers and functions of the Committee may at any time and from time to time be exercised by the Board of Directors; provided, however, that, with respect to the participation in the Plan by members of the Board of Directors, such powers and functions of the Committee may be exercised by the Board of Directors only if, at the time of such exercise, a majority of the members of the Board of Directors, as the case may be, and a majority of the directors acting in the particular matter, are "disinterested persons" within the meaning of Rule 16b-3 (or any successor regulation) promulgated under the Exchange Act. Any reference in the Plan to the Committee shall be deemed also to refer to the Board of Directors, to the extent that the Board of Directors is exercising any of the powers and functions of the Committee.

     Subject to the express provisions of the Plan, the Committee shall have the authority, in its discretion,

     (i) to determine the directors and employees to whom Options or Rights shall be granted, the time when such Options or Rights shall be granted, the number of Shares which shall be subject to each Option or Right, the purchase price or exercise price of each Share which shall be subject to each Option or Right, the period(s) during which such Options or Rights shall be exercisable (whether in whole or in part), and the other terms and provisions of the respective options (which need not be identical) and Rights (which need not be identical);

     (ii) to construe the Plan and Options and Rights granted thereunder;

     (iii) to prescribe, amend and rescind rules and regulations relating to the Plan; and

     (iv) to make all other determinations necessary or advisable for administering the Plan.

     Without limiting the foregoing, the Committee also shall have the authority to require, in its discretion, as a condition of the granting of any Option or Right, that the Participant agree (i) not to sell or otherwise dispose of Shares acquired pursuant to the Option or Right for a period of six
(6) months following the date of acquisition of such Shares and (ii) that in the event of termination of directorship or employment of such Participant, other than as a result of dismissal without cause, such Participant will not, for a period to be fixed at the time of the grant of the Option or Right, enter into any employment or participate directly or indirectly in any business or enterprise which is competitive with the business of the Company or any subsidiary corporation or parent corporation of the Company, or enter into any employment in which such employee will be called upon to utilize special knowledge obtained through directorship or employment with the Company or any subsidiary corporation or parent corporation thereof.

     The determination of the Committee on matters referred to in this Article IV shall be conclusive.

     The Committee may employ such legal counsel, consultants and agents as it may deem advisable for the administration of the Plan and may rely upon any opinion received from any such counsel or consultant and any computation received from any such consultant or agent. Expenses incurred by the Committee in the engagement of such counsel, consultant or agent shall be paid by the Company. No member or former member of the Committee or of the Board of Directors shall be liable for any action or determination made in good faith with respect to the Plan or any Option or Right.

     V. ELIGIBILITY.

     Non-Qualified Options and Rights may be granted only to directors, officers and other salaried key employees of the Company, or of any subsidiary corporation or parent corporation of the Company now existing or hereafter formed or acquired, except as hereinafter provided. Any person who shall have retired from active employment by the Company, although such person shall have entered into a consulting contract with the Company, shall not be eligible to receive an Option or a Right.

     An Incentive Option may be granted only to salaried key employees of the Company or any subsidiary corporation or parent corporation of the Company now existing or hereafter formed or acquired, and not to any director or officer who is not also an employee.

     VI. LIMITATION ON EXERCISE OF INCENTIVE OPTIONS

     Except as otherwise provided under the Code, to the extent that the aggregate fair market value of Shares with respect to which Incentive Options are exercisable for the first time by an employee during any calendar year (under all stock options plans of the Company and any parent corporation or subsidiary corporation of the Company) exceeds $100,000, such Options shall be treated as Non-Qualified Options. For purposes of this limitation, (i) the fair market value of Shares is determined as of the time the Option is granted, (ii) the limitation will be applied by taking into account Options in the order in which they were granted, and (iii) Incentive Options granted before 1998 shall not be taken into account.

     VII. OPTIONS: PRICE AND PAYMENT.

     The purchase price for each Share purchasable under any Non-Qualified Option granted hereunder shall be such amount as the Committee shall deem appropriate.

     The purchase price for each Share purchasable under any Incentive Option granted hereunder shall be such amount as the Committee shall, in its best judgement, determine to be not less than one hundred percent (100%) of the fair market value per Share on the date the Option is granted; provided, however, that in the case of an Incentive Option granted to a Participant who, at the time such Incentive Option is granted, owns stock of the Company or any subsidiary corporation or parent corporation of the Company possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of any subsidiary corporation or parent corporation of the Company, the purchase price for each Share shall be such amount as the Committee shall, in its best judgement, determine to be not less than one hundred ten percent (110%) of the fair market value per Share at the date the option is granted.

     If the Shares are listed on a national securities exchange in the United States, Canada or both on any date on which the fair market value per Share is to be determined, the fair market value per Share shall be deemed to the average high and low quotations at which such Shares are sold on such national securities exchange on such date. If the Shares are listed on a national securities exchange in the United States, Canada or both on such date but the Shares are not traded on such date, or such national securities exchange is not open for business on such date, the fair market value per Share shall be determined as of the closest preceding date on which such exchange shall have been open for business and the Shares were traded. If the Shares are listed on more than one national securities exchange in the United States, Canada or both on the date any such Option is granted, the Committee shall determine which national securities exchange shall be used for the purpose of determining the fair market value per Share.

     If no public market exists for the Shares on any date on which the fair market value per Share is to be determined but the Shares are not listed on a national securities exchange in the United States, Canada or both, the fair market value per Share shall be deemed to the mean between the closing bid and asked quotations in the over-the-counter market for the Shares on such date. If there are no bid and asked quotations for the Shares on such date, the fair market value per Share shall be deemed to be the mean between the closing bid and asked quotations in the over-the-counter market for the Shares on the closest date preceding such date for which such quotations are available.

     If no public market exists for the Shares on any date on which the fair market value per Share is to be determined, the Committee shall, in its sole discretion and best judgement, determine the fair market value of a Share.

     For the purposes of this Plan, the determination by the Committee of the fair market value of a Share shall be conclusive.

     Upon the exercise of an Option, the Company shall cause the purchased Shares to be issued only when it shall have received the full purchase price for the Shares in cash or by certified check.

     VIII. USE OF PROCEEDS.

     The cash proceeds of the sale of Shares subject to Options are to be added to the general funds of the Company and used for its general corporate purposes as the Board of Directors shall determine.
     IX. TERMS OF OPTIONS AND LIMITATIONS ON THE RIGHT OF EXERCISE.

     Any Option shall be exercisable at such times, in such amounts and during such period or periods as the Committee shall determine at the date of the grant of such Option; provided, however, that an Incentive Option shall not be exercisable after the expiration of ten (10) years for the date such Option is granted; and provided further that, in the case of an Incentive Option granted to a Participant who, at the time such Option is granted, owns stock of the Company or any subsidiary corporation or parent corporation of the Company possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of any subsidiary corporation or parent corporation of the Company, such Option shall not be exercisable after the expiration of five (5) years from such date such option is granted.

     Subject to the provisions of Article XX, the Committee shall have the right to accelerate, in whole or in part, from time to time, conditionally or unconditionally, rights to exercise any Option.

     To the extent that an Option is not exercised within the period of exercisability specified therein, it shall expire as to the then unexercised part.

     In no event shall an Option granted hereunder be exercisable for a fraction of a Share.

     X. EXERCISE OF OPTIONS.

     Any Option shall be exercised by the Participant holding such Option as to all or part of the Shares covered by such Option by giving written notice of such exercise to the Corporate Secretary of the Company at the principal business office of the Company, specifying the number of Shares to be purchased and specifying a business day not more than fifteen (15) days from the date such notice is given, for the payment of the purchase price against delivery of the Shares being purchased. Subject to the terms of Articles XVI, XVIII, and XIX, the Company shall cause certificates for the Shares so purchased to be delivered to the Participant at the principal business office of the Company, against payment of the full purchase price, on the date specified in the notice of exercise.

     XI. STOCK APPRECIATION RIGHTS.

     In the discretion of the Committee, a Right may be granted (i) alone,
(ii) simultaneously with the grant of an Option (either Incentive or Non-Qualified) and in conjunction therewith or in the alternative thereto or
(iii) subsequent to the grant of a Non-Qualified Option and in conjunction therewith or in the alternative thereto.

     The exercise price of a Right granted alone shall be determined by the Committee, but shall not be less than one hundred percent (100%) of the fair market value of one Share on the date of grant of such Right. A Right granted simultaneously with or subsequent to the grant of an Option and in conjunction therewith or in the alternative thereto shall have the same exercise price as the related Option, shall be transferable only upon the same terms and conditions as the related Option, and shall be exercisable only to the same extent as the related Option; provided, however, that a Right, by its terms, shall be exercisable only when the fair market value per Share subject to the Right and related Option exceeds the exercise price per Share thereof.

     Upon any exercise of a Right, the number of Shares for which any related Option shall be exercisable shall be reduced by the number of Shares for which the Right shall have been exercised. The number of Shares for which a Right shall be exercisable shall be reduced upon any exercise of any related Option by the number of Shares for which such Option shall have been exercised.

     Any Right shall be exercised upon such additional terms and conditions as may from time to time be prescribed by the Committee.

     A Right shall entitle the Participant upon exercise thereof to receive from the Company, upon written request filed with the Secretary of the Company at its principal offices (the "Request"), a number of Shares (with or without restrictions as to substantial risk of forfeiture and transferability, as determined by the Committee in its sole discretion), an amount of cash, or any combination of Shares and cash, as specified in the Request (but subject to the approval of the Committee in its sole discretion, at any time up to and including the time of payment, as to the making of any cash payment), having an aggregate fair market value equal to the product of (i) the excess of the fair market value, on the date of such Request, of one Share over the exercise price per Share specified in such Right or it related Option, multiplied by
(ii) the number of Shares for which such Right shall be exercised.

     Any election by a Participant to receive cash in full of partial settlement of a Right, and any exercise of such Right for cash, may be made only by a Request filed with the Corporate Secretary of the Company during the period beginning on the third business day following the date of release for publication by the Company of quarterly or annual summary statements of earnings and ending on the twelfth business day following such date. Within thirty (30) days of the receipt by the Company of a Request to receive cash in full or partial settlement of a Right or to exercise such Right for cash, the Committee shall, in its sole discretion, either consent to or disapprove, in whole or in part, such Request. A Request to receive cash in full or partial settlement of a Right or to exercise a Right for cash may provide that, in the event the Committee shall disapprove such Request, such Request shall be deemed to be an exercise of such Right for Shares.

     If the Committee disapproves in whole or in part any election by a Participant to receive cash in full or partial settlement of a Right or to exercise such Right for cash, such disapproval shall not affect such Participant's right to exercise such Right at a later date, to the extent that such Right shall be otherwise exercisable, or to elect for form of payment at a later date, provided that an election to receive cash upon such later exercise shall be subject to the approval of the Committee. Additionally, such disapproval shall not affect such Participant's right to exercise any related Option.
     A Participant shall not be entitled to request or receive cash in full or partial payment of a Right, is such Right or any related Option shall have been exercised during the first six (6) months of its respective term; provided, however, that such prohibition shall not apply if the Participant dies or becomes disabled (within the meaning of Section 22(e)(3) of the Code) prior to the expiration of such six month period, or if such Participant is not a director or officer of the Company or a beneficial owner of the Company (within the meaning of Section 16(a) of the Exchange Act.)

     A Right shall be deemed exercised on the last day of its term, if not otherwise exercised by the holder thereof, provided that the fair market value of the Shares subject to the Right exceeds the exercise price thereof on such date.

     For all purposes of this Article XI, the fair market value of the Shares shall be determined in accordance with the principals set forth in Article VII.

     XII. NON-TRANSFERABILITY OF OPTIONS AND STOCK APPRECIATION RIGHTS.

     No Option or Right shall be transferable, whether by operation of law or otherwise, other than by will or the laws of descent and distribution, and any Option or Right shall be exercisable, during the lifetime of the Participant, only by such Participant.

     XIII. TERMINATION OF DIRECTORSHIP OR EMPLOYMENT.

Upon termination of the directorship or employment of any Participant with the Company and all subsidiary corporations and parent corporations of the Company, any Option or Right previously granted to the Participant, unless otherwise specified by the Committee in the Option or Right, shall, to the extent not theretofore exercised, terminate and become null and void, provided that:

          (a) if the Participant shall die while serving as a director or while in the employ of such corporation or during either the three (3) month or one (1) year period, whichever is applicable, specified in clause (b) below and at a time when such Participant was entitled to exercise an Option or Right as herein provided, the legal representative of such Participant, or such person who acquired such Option or Right by bequest or inheritance or by reason of death of the Participant, may, not later than one (1) year from the date of death, exercise such Option or Right, to the extent not theretofore exercised, in respect of any or all of such number of Shares as specified by the Committee in such Option or Right; and

          (b) if the directorship or employment of any Participant to whom such Option or Right shall have been granted shall terminate by reason of the Participant's retirement (at such age or upon such conditions as shall be specified by the Committee), disability (as described in Section 22(e)(3) of the Code) or dismissal by the employer other than for cause (as defined below), and while such Participant is entitled to exercise such Option or Right as herein provided, such Participant shall have the right to exercise such Option or Right, to the extent not theretofore exercised, in respect of any or all of such number of Shares as specified by the Committee in such Option or Right, at any time up to and including (i) three (3) months after the date of such termination of directorship or employment in the case of termination by reason of retirement or dismissal other than for cause and (ii) one (1) year after the date of termination of directorship or employment in the case of termination by reason of disability.

     In no event, however, shall any person be entitled to exercise any Option or Right after the expiration of the period of exercisability of such Option or Right as specified therein.

     If a Participant voluntarily terminates his directorship or employment, or is discharged for cause, any Option or Right granted hereunder shall, unless otherwise specified by the Committee in the Option or Right, forthwith terminate with respect to any unexercised portion thereof.

     If an Option or Right shall be exercised by the legal representative of a deceased Participant, or by a person who acquired an Option or Right by bequest or inheritance or by reason of the death of any Participant, written notice of such exercise shall be accompanied by a certified copy of letter testamentary or equivalent proof of the right of such legal representative or other person to exercise such Option or Right.

     For the purposes of the Plan, the term "for cause" shall mean (i) with respect to an employee who is a party to a written agreement with, or, alternatively, participates in a compensation or benefit plan of the Company or a subsidiary corporation or parent corporation of the Company, which agreement or plan contains a definition of "for cause" or "cause" (or words of like import) for purposes of termination of employment thereunder by the Company or such subsidiary corporation or parent corporation of the Company, "for cause" or "cause" as defined in the most recent of such agreements or plans, or (ii) in all other cases, as determined by the Board of Directors, in its sole discretion, (a) the willful commission by an employee of a criminal or other act that causes or probably will cause substantial economic damage to the Company or a subsidiary corporation or parent corporation of the Company or substantial injury to the business reputation of the Company or a subsidiary corporation or parent corporation of the Company; (b) the commission by an employee of an act of fraud in the performance of such employee's duties on behalf of the Company or a subsidiary corporation or parent corporation of the Company; (c) the continuing willful failure of an employee to perform the duties of such employee to the Company or a subsidiary corporation or parent corporation of the Company (other than such failure resulting from the employee's incapacity due to physical or mental illness) after written notice thereof (specifying the particulars thereof in reasonable detail) and a reasonable opportunity to be heard and cure such failure are given to the employee by the Board of Directors; or (d) the order of a court of competent jurisdiction requiring the termination of the employee's employment. For the purposes of the Plan, no act, or failure to act, on the employee's part shall be considered "willful" unless done or omitted to be done by the employee not in good faith and without reasonable belief that the employee's action or omission was in the best interest of the Company or a subsidiary corporation or parent corporation of the Company.

     For the purposes of the Plan, an employment relationship shall be deemed to exist between an individual and a corporation if, at the time of the determination, the individual was an "employee" of such corporation for purposes of Section 422A(a) of the Code. If an individual is on maternity, military, or sick leave or other bona fide leave of absence, such individual shall be considered and "employee" for purposes of the exercise of an Option or Right and shall be entitled to exercise such Option or Right during such leave if the period of such leave does not exceed ninety (90) days, or, if longer, so long as the individual's right to reemployment with his employer is guaranteed either by statute or by contract. If the period of leave exceeds ninety (90) days, the employment relationship shall be deemed to have terminated on the ninety-first (91) day of such leave, unless the individual's right to reemployment is guaranteed by statute or contract.

     A termination of employment shall not be deemed to occur by reason of (i) the transfer of a Participant from employment by the Company to employment by a subsidiary corporation or a parent corporation of the Company or (ii) the transfer of a Participant from employment by a subsidiary corporation or a parent corporation of the Company to employment by the Company or by another subsidiary corporation or parent corporation of the Company.

     XIV. ADJUSTMENT OF SHARES; EFFECT OF CERTAIN TRANSACTIONS.

     In the event of any change in the outstanding Shares through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination or exchange of shares, or other like change in the capital structure of the Company, an adjustment shall be made to each outstanding Option and Right such that each such Option and Right shall thereafter be exercisable for such securities, cash and/or other property as would have been received in respect to the Shares subject to such Option or Right had such Option or Right been exercised in full immediately prior to such change, and such an adjustment shall be made successively each time any such change shall occur. The term "Shares" after any such change shall refer to securities, cash and/or property then receivable upon exercise of an Option or Right. In addition, in the event of any such change, the Committee shall make any further adjustment as may be appropriate to the maximum number of Shares subject to the Plan, the maximum number of Shares, if any, for which Options or Rights may be granted to any one employee, and the number of Shares and price per Share subject to outstanding Options or Rights as shall be equitable to prevent dilution or enlargement or rights under such Options or Rights, and the determination of the Committee as to these matters shall be conclusive. Notwithstanding the foregoing, (i) each such adjustment with respect to an Incentive Option and any related Right shall comply with the rules of Section 425(a) of the Code, and (ii) in no event shall any adjustment be made which would render any Incentive Option granted hereunder other than an "incentive stock option" for purposes of Section 422A of the Code.

     For purposes of the Plan, a "change in control" of the Company occurs if:
(a) any "person" (defined as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act, as amended) other than Phillip M. Johnston is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's outstanding securities then entitled to vote for the election of directors; or
(b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof; or (c) the Board of Directors shall approve the sale of all or substantially all of the assets of the Company or any merger, consolidation, issuance of securities or purchase of assets, the result of which would be the occurrence of any event described in clause (a) or (b) above.

     In the event of a change in control of the Company (defined above), the Committee, in its discretion, may determine that, upon the occurrence of a transaction described in the preceding paragraph, each Option or Right outstanding hereunder shall terminate within a specified number of days after notice to the holder, and such holder shall receive, with respect to each Share subject to such Option or Right, an amount of cash equal to the excess of the fair market value of such Share immediately prior to the occurrence of such transaction over the exercise price per Share of such Option or Right. The provisions contained in the preceding sentence shall be inapplicable to an Option or Right granted within six (6) months before the occurrence of a transaction described in Section 16(a) of the Exchange Act, unless such holder dies or becomes disabled (within the meaning of Section 22(e)(3) of the Code) prior to the expiration of such six month period.

     Alternatively, the Committee may determine, in its discretion, that all then outstanding Options and Rights shall immediately become exercisable upon a change of control of the Company.

     XV. RIGHT TO TERMINATE EMPLOYMENT.

     The Plan shall not impose any obligation on the Company or on any subsidiary corporation or parent corporation thereof to continue the employment of any Participant; and it shall not impose any obligation on the part of any Participant to remain in the employ of the Company or of any subsidiary corporation or parent corporation thereof.

     XVI. PURCHASE FOR INVESTMENT.

     Except as hereafter provided, a Participant shall, upon any exercise of an Option or Right, execute and deliver to the Company a written statement, in form satisfactory to the Company, in which such Participant represents and warrants that such Participant is purchasing or acquiring the Shares acquired thereunder for such Participant's own account, for investment only and not with a view to the resale of distribution thereof, and agrees that any subsequent offer for sale or sale or distribution of any such Shares shall be made only pursuant to either (a) a Registration Statement on an appropriate form under the Securities Act of 1933, as amended (the "Securities Act"), which Registration Statement has become effective and is current with regard to the Shares being offered or sold, or (b) a specific exemption from the registration requirements of the Securities Act, but in claiming such exemption the holder shall, if so requested by the Company, prior to any offer for sale or sale of such Shares, obtain a prior favorable written opinion, in form and substance satisfactory to the Company, from counsel for or approved by the Company, as to the applicability of such exemption thereto. The foregoing restriction shall not apply to (i) issuances by the Company so long as the Shares being issued are registered under the Securities Act and a prospectus in respect thereof is current or (ii) re-offerings of Shares by affiliates of the Company (as defined in Rule 405 or any successor rule or regulation promulgated under the Securities Act) if the Shares being re-offered are registered under the Securities Act and a prospectus in respect thereof is current.

     XVII. ISSUANCE OF CERTIFICATES; LEGENDS; PAYMENT OF EXPENSES.

     Upon any exercise of an Option or Right and, in the case of an Option, payment of the purchase price, a certificate or certificates for the Shares as to which the Option or Right has been exercised shall be issued by the Company in the name of the person exercising the Option or Right and shall be delivered to or upon the order of such person or persons.

     The Company may endorse such legend or legends upon the certificates for Shares issued upon exercise of an Option or Right granted hereunder and may issue such "stop transfer" instructions to its transfer agent in respect of such Shares as, in its discretion, it determines to be necessary or appropriate to (i) prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act, (ii) implement the provisions of the Plan and any agreement between the Company and the optionee with respect to such Shares, or (iii) permit the Company to determine the occurrence of a disqualifying disposition, within the meaning of Section 421(b) of the Code, of Shares transferred upon exercise of an Incentive Option granted under the Plan.

     The Company shall pay all issue or transfer taxes with respect to the issuance or transfer of Shares, as well as all fees and expenses incurred by the Company in connection with such issuance or transfer.

     All Shares issued as provided herein shall be fully paid and non-assessable to the extent permitted by law.

     XVIII. WITHHOLDING TAXES.

     The Company may require an employee exercising a Right or a Non-Qualified Option granted hereunder, or disposing of Shares acquired pursuant to the exercise of an Incentive Option in a disqualifying disposition (within the meaning of Section 421(b) of the Code), to reimburse the corporation that employs such employee for any taxes required by any government to be withheld or otherwise deducted and paid by such corporation in respect of the issuance or disposition of such Shares. In lieu thereof, the employer corporation shall have the right to withhold the amount of such taxes from any other sums due or to become due from such corporation to the employee upon such terms and conditions as the Committee shall prescribe. The employer corporation may, in its discretion, hold the stock certificate to which such employee is entitled upon the exercise of an Option or Right as security for the payment of such withholding tax liability, until cash sufficient to pay that liability has been accumulated.
     XIX. LISTING OF SHARES AND RELATED MATTERS.

     If at any time the Board of Directors shall determine in its discretion that the listing, registration or qualification of the Shares covered by the Plan upon any national securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the sale or purchase of Shares under the Plan, no Shares shall be issued unless and until such listing, registration, qualification, consent or approval shall have been effected or obtained, or otherwise provided for, free of any conditions not acceptable to the Board of Directors.

     XX. AMENDMENT OF THE PLAN.

     The Board of Directors or the Committee may, from time to time, amend the Plan, provided that, notwithstanding anything to the contrary herein, no amendment shall be made, without the approval of the shareholders of the Company, that will (i) increase the total number of Shares reserved for Options under the Plan (other than an increase resulting from an adjustment provided for in Article XIII), (ii) reduce the exercise price of any Incentive Option granted hereunder below the price required by Article VI, (iii) modify the provisions of the Plan relating to eligibility, or (iv) materially increase the benefits accruing to participants under the Plan. The Board of Directors or the Committee shall be authorized to amend the Plan and the Options granted thereunder to permit the Incentive Options granted thereunder to qualify as "incentive stock options" within the meaning of Section 422A of the Code. The rights and obligations under any Option or Right granted before amendment of the Plan or any unexercised portion of such Option or Right shall not be adversely affected by the amendment of the Plan or the Option or Right without the consent of the holder of the Option or Right.

     XXI. TERMINATION OR SUSPENSION OF THE PLAN.

     The Board of Directors or the Committee may at any time and for any or no reason suspend or terminate the Plan. The Plan, unless sooner terminated under
Article III or by action of the Board of Directors, shall terminate at the close of business on the Termination Date. An Option or Right may not be granted while the Plan is suspended or after it is terminated. Options and Rights granted while the Plan is in effect shall not be altered or impaired by suspension or termination of the Plan, except upon the consent of the person to whom the Option or Right was granted. The power of the Committee under
Article IV to construe and administer any Options of Rights granted prior to the termination or suspension of the Plan shall continue after such termination or during such suspension.

     XXII. GOVERNING LAW.

     The Plan, such Options and Rights as may be granted thereunder and all related matters shall be governed by, and construed and enforced in accordance with the laws of the State of Nevada.

     XXIII. PARTIAL INVALIDITY.

     The invalidity or illegality of any provision herein shall not be deemed to affect the validity of any other provision.

                                    /s/ Greg Duffy, Secretary Prime Air, Inc.

                                    Dated: April 24, 1998


[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1998             DEC-31-1997
[PERIOD-END]                               MAR-31-1998             DEC-31-1997
[CASH]                                         (15,060)                 11,388
[SECURITIES]                                         0                       0
[RECEIVABLES]                                        0                       0
[ALLOWANCES]                                         0                       0
[INVENTORY]                                          0                       0
[CURRENT-ASSETS]                                12,915                  12,975
[PP&E]                                               0                       0
[DEPRECIATION]                                       0                       0
[TOTAL-ASSETS]                                 620,783                 626,491
[CURRENT-LIABILITIES]                          113,366                  92,550
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                         7,140                   7,140
[OTHER-SE]                                           0                       0
[TOTAL-LIABILITY-AND-EQUITY]                   620,783                 626,491
[SALES]                                              0                       0
[TOTAL-REVENUES]                                     0                       0
[CGS]                                                0                       0
[TOTAL-COSTS]                                        0                       0
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                   0                       0
[INCOME-PRETAX]                                      0                       0
[INCOME-TAX]                                         0                       0
[INCOME-CONTINUING]                                  0                       0
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   (26,524)               (189,697)
[EPS-PRIMARY]                                        0                       0
[EPS-DILUTED]                                        0                       0