Form 10QSB
period 1998-06-30
PRIME AIR INC
filed 1998-09-24
CIK 1004973

Page                             UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
September 18, 1998, there were 18,013,110 shares of the Registrant's Common Stock outstanding.


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

       During the last three years, the operations of the Company have been funded from equity participation of the owners. Total cash raised from equity funding from March 1992 to December 31, 1994 was $349,808, $131,755 for 1995 and $756,763 for 1996. No funds were raised during 1997, but the Company did convert $130,751 of debt into common stock of the Company.

       The Company has realized a cumulative loss of $925,231 since March 1992, and anticipates similar losses until operations begin, which is expected in early 1999.

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

                      PART II  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to the shareholders during the quarter ended June 30, 1998.

                      ITEM 5.  OTHER INFORMATION

       None.

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits.  The following exhibits are included as
                          part of this report:


       EXHIBIT NO.     DESCRIPTION OF EXHIBIT                         PAGE

       2.1             Plan and Agreement of Merger dated
                       March 10, 1997                                   *
       2.2             Merger Agreement dated June 29, 1994             *
       3.1             Articles of Incorporation                        *
       3.2             Articles of Merger dated November 26, 1997       **
       3.4             Bylaws of the Company                            *
       4.1             Stock Option Plan                                ***
       10.1            Airport Lease and Operating Agreement, as
                       amended                                          *
       10.2            Employment Agreement with Blaine Haug            *
       10.3            Employment Agreement with Royle Smith            *
       10.4            Consulting Agreement with Siverthorn
                       Investments, Ltd.                                *
       10.5            Memorandum of Agreement with Voyageur Airways    *
       10.6            Addendum to Haug Employment Agreement            *
       10.7            Addendum to Smith Employment Agreement           *

        * Incorporated by reference from the Company's registration statement on Form S-4 filed with the Securities and Exchange
Commission, file no. 333-28249.

        ** Incorporated by reference from the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission, file no. 333-28249.

        *** Incorporated by reference from the Company's quarterly report on Form 10-QSB filed with the Securities and Exchange
Commission, file no. 333-28249.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1998.

					       PRIME AIR, INC.
      (A Development Stage Company)

					       CONSOLIDATED BALANCE SHEETS
					        (all figures in US dollars)

					(UNAUDITED - SEE NOTICE TO READER)


		                            					June 30    		June 30	     	December 31
                             							1998	        	1997		         1997
                          							(Unaudited)	 	(Unaudited)	   	(Audited)

    					  ASSETS

 Current Assets
	  Cash and short-term deposits 		  $	36,894 	  $	104,268 	     $	11,388
	  Prepaid expenses and deposit						    -	        	1,109 		         -
	  GST recoverable			               			1,546 	    	35,235 	       	1,587
                               							38,440    		140,612       		12,975

	Capital Assets (Note 4)	       					559,428    		616,820        613,516


                             						$	597,868   	$	757,432     	$	626,491


					LIABILITIES

	Current Liabilities
	  Accounts payable and
   accruals		                  		  $ 	71,527 	  $	104,750 	    $ 	83,655
	  Notes and advances
   payable  (Note 5)				            		95,412      		3,697        		3,495
	  Notes and advances
   from related parties  (Note 6)						5,400 		       -	          	5,400
                                  			172,339    		108,447       		92,550


				SHAREHOLDERS' EQUITY

	Capital Stock  (Note 7)
	  Authorized:
	    50,000,000 common shares
     with a stated par value
     of $ .001/share
	    3,000,000 preferred
     cumulative convertible
	    shares with a stated
     par value of $ .001/share
	  Issued:
	    7,140,213 common shares
     (1996: 6,556,781)			                8,829 	     	7,140 	    	7,140

	  Share subscription receivable		     				(20)	       	(20)      		(20)

	  Capital in excess of par value				1,341,951 	  1,355,680	  1,355,740
		                               				1,350,760  		1,362,800 		1,362,860

 Accumulated Deficit During
	  Development Stage		            				(925,231)	  	(713,815)	 	(828,919)
                                							425,529 	   	648,985   		533,941

                             						  $	597,868 	  $	757,432   $	626,491

	Approved on Behalf of the Board:

					 Director

					 Director


					               See Accompanying Notes

							0 		0 		0

						 PRIME AIR, INC.
						 (A Development Stage Company)

 				  CONSOLIDATED STATEMENTS OF OPERATIONS
	      (all figures in US dollars)

			 			(UNAUDITED - SEE NOTICE TO READER)			            		 		   Period from
				                                  									              Date of Inception
					     		Six Months Ended		Six Months Ended		Year Ended		 on March 10, 1989
						         	June 30	          	June 30		    December 31		   to June 30
          							1998	             	1997	         	1997	        	  1998
       							(Unaudited)        	(Audited)	   	(Audited)     		(Unaudited)
												                                                    	(Note 1)
	Direct Costs
	  Flight
   operations 		$	      -	      $	       -	    $      -	         $	114,720

	Administrative
  and General
	  Audit and
   accounting					 	1,511 		         6,699 	     	23,826          		50,199
	  Advertising						    -	             	74 		         -	            	9,094
	  Amortization		 		9,958         		11,065      		21,603          		49,366
	  Automotive				 		1,884 		             -		          -	           	19,164
	  Consulting
   fees		       				6,492            		328 	     	24,583          		94,368
	  Insurance				  		1,858          		3,877 	      	9,240          		17,559
	  Interest and
   service charges				307            		247       		1,769 	          	9,565
	  Legal 				     		5,801 	        	15,469      		34,192 	         	63,388
	  Management
   remuneration         -		              -		          -           		77,287
	  Office and
   general	    					9,343          		6,904      		10,176          		87,831
	  Promotion and
   entertainment 			7,268            		752         		711          		22,004
	  Rent						           -	            	296 	        	279          		34,603
	  Telephone and
   utilities	 					11,613          		7,299      		18,039          		61,586
	  Transfer agent
   and filing
   fees	     	 				13,547          		4,863      		13,636          		28,409
	  Travel	     					6,474 	        	15,515 	     	25,464          		59,045
            							76,055         		73,388     		183,518 	        	683,468

	Other Income
   (Expense)
	  Gain (loss) on
   foreign
   exchange
   conversion	 			(20,443)	        	(4,289)	    	(10,199)	        	(54,898)
	  Interest income				187          		3,084 	      	4,020           		6,379
             					(20,256)        		(1,205)	     	(6,179)	        	(48,519)

	 Net Loss
  Before
  Non-recurring
  Item		      				(96,311)	       	(74,593)   		(189,697)	       	(846,707)

	Non-recurring
 Expense
	  Consulting
   costs to set
   up US
   corporation		        -		              -		          -          		(78,524)

	Net Loss For
 Period	    				$	(96,311)	      $	(74,593)	  $	(189,697)    	  $	(925,231)


	Net Loss Per
 Common Share	 	$	(0.0037)      	$	(0.0112)  	$ 	(0.0275)

	Weighted
 Average Common
 Shares
 Outstanding					6,896,225      		6,687,092 		   6,896,225


						See Accompanying Notes



						   PRIME AIR, INC.
 	       (A Development Stage Company)

						 CONSOLIDATED STATEMENTS OF CASH FLOWS
	 	      (all figures in US dollars)

		       (UNAUDITED - SEE NOTICE TO READER)




			                                               										   Period from
                                                 								    Date of Inception
			    				Six Months Ended		Six Months Ended		Year ended		  on March 10, 1989
						        	June 30         		June 30	    	 December 31     to March 31
          							1998	           	1997	         	1997	         	  1998
      							(Unaudited)     		(Unaudited)   		(Audited)	     	(Unaudited)
                                                   													(Note 1)


	NET INFLOW
 (OUTFLOW) OF
 CASH RELATED
	TO THE
 FOLLOWING
 ACTIVITIES:

	OPERATING
	  Net loss		 $	(96,311)	)     $	(74,593)	)  $	(189,697)     	 $	(828,919)
	  Non-cash
   charge -
 amortization		 		9,958 		        11,065 	      	21,603 	         	43,721
         							(86,353)	       	(63,528)	    	(168,094)	       	(785,198)

   Change in
   non-cash
   working
   capital
	  balances
   relating to
   operations 		(12,088)       		(25,968)     		(12,306)	         	82,068
         							(98,441)	)      	(89,496)	    	(180,400)	       	(703,130)


	FINANCING
	  Notes and
   advances
   payable		 				91,917 	        	(5,370)      		(5,572)	          	3,495
	  Notes and
   advances
   from related
   parties		 				(8,732)	       	(25,522)		     (20,122)          		5,400
	  Issue of
   capital stock (3,368)		       131,019 	     	131,079 	      	1,362,860

          							79,817        		100,127      		105,385 	      	1,371,755


	INVESTING
	  Exchange
   variance of
   capital
   assets		  				44,130 	        	(7,677)	     	(14,911)	       	(657,237)

	NET CASH
 INFLOW
 (OUTFLOW) 						25,506          		2,954      		(89,926)         		11,388

	CASH,
 BEGINNING OF
 PERIOD				    		11,388        		101,314      		(85,351)	      	       -

	CASH, END OF
 PERIOD	   				$	36,894       	$	104,268    	$	(175,277)        	$	11,388



					                         See Accompanying Notes




                           PRIME AIR INC.
                   (A Development Stage Company)
                       (A Nevada Corporation)

                 CONSOLIDATED FINANCIAL STATEMENTS

            JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997


                       Notice to Reader

                    Consolidated Balance Sheets

                    Consolidated Statements of
                    Operations

                    Consolidated Statements of
                    Shareholders' Equity and Deficit

                    Consolidated Statements of Cash Flows

                    Notes to Consolidated Financial
                    Statements






            KOCH & ASSOCIATES
            __________________________________________
            STE 601 - 938 HOWE STREET, VANCOUVER, B.C.
            V6Z 1N9   TELEPHONE (604)684-5700  FAX
            (604)684-7211






                     NOTICE TO READER

                       I have compiled the consolidated
            balance sheet of Prime Air Inc., a Nevada company, as at June 30, 1998 and consolidated statements of operations and cash flows for the six month period then ended from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information.
            Readers are cautioned these statements may not be appropriate for their purposes.


            August 13, 1998
            Certified Management Accountant
            Vancouver, B.C.



                      PRIME AIR INC.
              (A Development Stage Company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       June 30, 1998 and 1997 and December 31, 1997
            (Unaudited   See Notice to Reader)


  1.  INCORPORATION AND PRINCIPLES OF CONSOLIDATION

     On November 10, 1997, Prime Air Inc (a Nevada corporation) was formed, the purpose of which was to change the domicile of the Company to the State of Nevada and to acquire all of the assets and liabilities of the predecessor Delaware company.

     The predecessor Deleware company was incorporated under the laws of the State of Delaware, USA on April 4, 1996 and acquired all of the assets, liabilities and shareholders of a previous Utah Corporation of the same name. The Utah Corporation was reincorporated on August 30, 1993 as
     Astro Enterprises, Inc. On June 28, 1994, pursuant to appropriate shareholder agreements, Astro Enterprises, Inc. acquired all outstanding shares of Prime Air Inc. (a Canadian Corporation) in exchange for shares of its capital stock on a .787796 to 1 basis, thereby providing the shareholders of Prime Air Inc. with 90% of the outstanding capital stock of Astro Enterprises, Inc. Astro Enterprises, Inc. then changed its name to Prime Air, Inc. Upon incorporation of the Delaware Company, the Utah Corporation was dissolved on May 15, 1996.


     These consolidated financial statements include the accounts of the \ Company and its wholly-owned operating subsidiary, Prime Air Inc.

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



                     PRIME AIR INC.
             (A Development Stage Company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          June 30, 1998 and 1997 and  December 31, 1997
          (Unaudited   See Notice to Reader)

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

       Reporting Currency
          All amounts in these consolidated financial statements are reported in U.S. funds being converted from Canadian funds where applicable at the average annual rate as posted by the Internal Revenue Service of the United States as follows:
                  1998:    $ 0.6810 U.S. /  $ 1.  CDN
                  1997:    $ 0.7334 U.S. /  $ 1.  CDN
                  1996:    $ 0.7284 U.S. /  $ 1.  CDN

4.    CAPITAL ASSETS

       Capital assets consist of the following at June 30, 1998, December 31, 1997 and December 31, 1996:

                                                 June 30, 1998
                                                     Accumulated   Net Book
                                            Cost     Amortization  Value
       Air terminal construction costs  $  606,076   $ 47,691     $ 558,385
       Furniture and equipment               4,891      3,847         1,044

                                         $ 610,967   $ 51,538     $ 559,428



                                                 June 30, 1997
                                                     Accumulated   Net Book
                                            Cost     Amortization  Value
       Air terminal construction costs   $ 644,922   $ 32,017       612,905
       Furniture and equipment               5,262      1,347         3,915
                                         $ 650,184   $ 33,364     $ 616,820



                              December 31, 1997

                                                      Accumulated   Net Book
                                             Cost     Amortization  Value
       Air terminal construction costs   $ 652,083   $ 42,058     $ 610,625
       Furniture and equipment               5,154      1,663         3,941
                                         $ 657,237   $ 43,721     $ 613,516


                     PRIME AIR INC.
             (A Development Stage Company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              June 30, 1998 and 1997 and  December 31, 1997
              (Unaudited  See Notice to Reader)

 5.    NOTES AND ADVANCES PAYABLE

         The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

 6.    RELATED PARTY TRANSACTIONS

         The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.


 7.    LEASE COMMITMENT

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

                 $100 per annum for the initial six (6) years
                 (1993 through 1998); and thereafter

                 5% of gross receipts per annum derived from the operation of the Terminal Facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation. The lease commitment amounts for 1999 through 2001 cannot be quantified as the amount of gross receipts for those years cannot be determined.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PRIME AIR, INC.


Date: September 16, 1998                By /s/ Royle Smith, President


Date: September 16, 1998                By /s/ Greg Duffy, Principal
                                        Financial and Accounting Officer

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                          36,894
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                38,440
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 597,868
[CURRENT-LIABILITIES]                          172,339
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         8,829
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   597,868
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                   98,441
[OTHER-EXPENSES]                                20,256
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (20,256)
[EPS-PRIMARY]                                   (.0037)
[EPS-DILUTED]                                        0