Form 10QSB
period 1998-09-30
PRIME AIR INC
filed 1998-11-30
CIK 1004973

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549


            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 18, 1998, there were 18,013,110 shares of the Registrant's Common Stock outstanding.


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

Consolidated Financial Statements

September 30, 1998 and 1997 and December 31, 1997

Notice to Reader
Consolidated Balance Sheets
Consolidated Statements of  Operations
Consolidated Statements of Shareholders' Equity and Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements


Koch & Associates
__________________________________________
Ste 601 - 938 Howe Street, Vancouver, B.C. V6Z 1N9   Telephone (604)684-5700
Fax (604)684-7211


NOTICE TO READER

	I have compiled the consolidated balance sheet of Prime Air Inc., a Nevada company, as at September 30, 1998 and consolidated statements of operations and cash flows for the nine month period then ended from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned these statements may not be appropriate for their purposes.


October 20, 1998,				     Certified Management Accountant
Vancouver, B.C.


PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997 and December 31, 1997
(Unaudited - See Notice to Reader)


1.  Incorporation and Principles of Consolidation

On November 10, 1997, Prime Air Inc (a Nevada corporation) was formed, the purpose of which was to change the domicile of the Company to the State of Nevada and to acquire all of the assets and liabilities of the predecessor Delaware company.

The predecessor Deleware company was incorporated under the laws of the State of Delaware, USA on April 4, 1996 and acquired all of the assets, liabilities and shareholders of a previous Utah Corporation of the same name. The Utah Corporation was reincorporated on August 30, 1993 as Astro Enterprises, Inc. On September 28, 1994, pursuant to appropriate shareholder agreements, Astro Enterprises, Inc. acquired all outstanding shares of Prime Air Inc. (a Canadian Corporation) in exchange for shares of its capital stock on a .787796 to 1 basis, thereby providing the shareholders of Prime Air Inc. with 90% of the outstanding capital stock of Astro Enterprises, Inc. Astro Enterprises, Inc. then changed its name to Prime Air, Inc. Upon incorporation of the Delaware Company, the Utah Corporation was dissolved on May 15, 1996.


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

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997 and  December 31, 1997
(Unaudited - See Notice to Reader)

3.  Significant Accounting Policies

Capital Assets
Air Terminal Construction Costs: Expenditures relating directly to the construction of the air terminal facility and related engineering and design have been recorded in the accounts of the Company at cost, net of amortization thereof which is 7provided on a straight-line basis over the 30 year term of the property lease.
Furniture and Equipment: Furniture and equipment are stated at cost, net of amortization which is provided for at the rate of 20% per annum on the declining balance basis.

Reporting Currency
All amounts in these consolidated financial statements are reported in U.S. funds being converted from Canadian funds where applicable at the average annual rate as posted by the Internal Revenue Service of the United States as follows:
   	1998:          $ 0.6810 U.S. /  $ 1.  CDN
    1997:         	$ 0.7334 U.S. /  $ 1.  CDN
	   1996:	         $ 0.7284 U.S. /  $ 1.  CDN

4.    Capital Assets

Capital assets consist of the following at September 30, 1998, September 30,
1997 and December 31, 1996:
                 				    	                         September 30, 1998
			                         		                 			Accumulated        Net Book
					                                    	  Cost		Amortization       Value
     Air terminal construction costs  $  648,828    $ 49,602       $ 599,226
     Furniture and equipment               4,708       3,703           1,005
					                                  $ 653,536    $ 53,305      $  600,231


			    	                   September 30, 1997
                                        				   			Accumulated        Net Book
					                                    	  Cost		Amortization       Value
     Air terminal construction costs   $ 644,922    $ 26,148         618,774
     Furniture and equipment               5,262       1,347           3,915
		                     			             $ 650,184    $ 27,495       $ 622,689


					    	                   December 31, 1997
	                                       				   			Accumulated        Net Book
                                   					 	  Cost		Amortization       Value
     Air terminal construction costs   $ 652,083   $  42,058       $ 610,625
     Furniture and equipment       	       5,154       1,663           3,941
                     					             $ 657,237   $  43,721       $ 613,516


PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997 and  December 31, 1997
(Unaudited - See Notice to Reader)

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.   Related Party Transactions

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.


					PRIME AIR, INC.
					(A Development Stage Company)

					CONSOLIDATED BALANCE SHEETS
					(all figures in US dollars)

					(UNAUDITED - SEE NOTICE TO READER)


                                     											September 30	 1998
					ASSETS


	Current Assets
	Cash and short-term deposits		           							$	13,865
	Prepaid expenses and deposit		           			  					5,161
	GST recoverable		                           							1,880.68
                             		           									20,907

	Capital Assets (Note 4)		                								600,231


						                                       			$	621,137.67


					LIABILITIES

	Current Liabilities
	Accounts payable and accruals			            				$	62,508
	Notes and advances payable  (Note 5)	 	          	99,186
	Notes and advances from related
  parties  (Note 6)			                       							5,728
                                       											167,422


				SHAREHOLDERS' EQUITY

	Capital Stock  (Note 7)
	Authorized:
	50,000,000 common shares with a
	stated par value of $ .001/share
	3,000,000 preferred cumulative convertible
	shares with a stated par value of $ .001/share
	Issued:
	18,013,110 common shares			(1997: 14,280,426)		 			9,007

	Share subscription receivable			              							(20)

	Capital in excess of par value			         					1,359,239
										                                     	1,368,226
	Accumulated Deficit During
	Development Stage				                     						(914,510)
                                       											453,716

                                      										$	621,138


	Approved on Behalf of the Board:

					Director

					Director

					See Accompanying Notes


PRIME AIR, INC.
(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
	 (all figures in US dollars)

						(UNAUDITED - SEE NOTICE TO READER)		  		               					Period from
                                                                     Date of
                                                                    Inception
            Three Months  Nine Months  Three Months  Nine Months  on March 10,
              Ended		       Ended		       Ended        Ended          1989
           September 30		September 30		September 30	September 30 to September 30
               1998		       1998		        1997	       	1997	          	1998
            (Unaudited)		(Unaudited)	 	(Unaudited)		(Unaudited)		  (Unaudited)
                                                     															(Note 1)
Direct
 Costs
Flight
 operations					$	-	         $	-	           $	-	        $	-	       $	114,720

Administrative
 and General
Audit and
 accounting						2,575	       	2,575	        	12,120	    	12,120    		52,774
Advertising	 					-          		-	            	-             		74     		9,094
Amortization		 	13,285	      	13,285	        	16,779    		16,779    		57,003
Automotive					 	1,813       		1,813	        	-         		-         		20,977
Consulting
 fees			      			7,393	       	7,393         		6,841	     	6,841	   	101,761
Insurance		  				3,509		       3,509		         5,725	     	5,725    		19,091
Interest and
 service charges 		337         		337	           	318	       	318	     	9,902
Legal       				17,661        17,661	        	25,609	    	25,609    		77,463
Management
 remuneration	 			-          		-            		-         		-	         	77,287
Office and
 general  						14,066	      	14,066        		10,657    		10,657	    	99,319
Promotion and
 entertainment	 	6,995       		6,995	        	-            		752    		28,999
Rent			        			-          		-            		-              296	    	34,603
Telephone and
 utilities						13,994      		13,994        		-	          	7,299    		69,555
Transfer agent
 and filing
 fees		     				17,964      		17,964        		10,217	    	10,217	    	42,829
Travel					    	12,982	      	12,982	        	18,690		    18,690    		68,862
          					112,574     		112,574	       	106,956   		115,377   		769,519

Other Income
 (Expense)
Gain (loss) on
 foreign
 exchange
 conversion	 			(5,553)	     	26,804        		(4,164)   		(4,164)  		(41,694)
Interest income	 		180	         	180		         4,326		     4,326	    	-6,559
						         	-5,373		      26,984           		162	       	162		   -48,253

Net Loss Before
 Non-recurring
 Item		   				(117,947)	    	(85,590)       (106,794) 		(115,215)	 	(835,986)

Non-recurring
 Expense
Consulting
 costs to set
 up US
 corporation		 				-	          	-	             	-	           	-    		(78,524)

Net Loss
 For Period	 $	-117,947	   $	-85,590	     $	-106,794  $	-115,215	 $	-914,510


Net Loss
 Per Common
 Share	  				$	(0.0070)   	$	(0.0051)    	$	(0.0157)	 $	(0.0169)

Weighted
 Average
 Common
 Shares
 Outstanding 16,904,380  		16,904,380	   	6,823,028 		6,823,028


See Accompanying Notes


			PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)

(UNAUDITED - SEE NOTICE TO READER)


                                                                 Period from
                                                                   Date of
                                                                  Inception
                      Nine Months Ended		Nine Months Ended		on March 10, 1989
                          September 30	   	September 30   		to September  30
                             1998		           1997		               1998
                          (Unaudited)     		(Unaudited)		       (Unaudited)
                                                                 (Note 1)


NET INFLOW (OUTFLOW) OF
CASH RELATED
TO THE FOLLOWING
ACTIVITIES:

OPERATING
Net loss			               		$	(117,947)	   $	(106,794)	         $	(914,509)
Non-cash charge -
 amortization	             					13,285		       16,779	             	57,003
                              (104,662)	     	(90,015)          		(857,506)

Change in non-cash working
capital	balances relating
to operations	            					(26,501)     		(25,968)            		55,466
                              (131,163)	    	(115,983)          		(802,040)


FINANCING
Notes and advances payable						95,691	       	(5,370)            		99,186
Notes and advances from
 related parties               				328        (25,522)             		5,728
Issue of capital stock				     		5,366	      	131,019          		1,368,226

                        							101,385	      	100,127          		1,473,140


INVESTING
Exchange variance of capital
 assets                     						(102)	      	(7,677)	          	(657,235)

NET CASH INFLOW (OUTFLOW)						(29,880)	     	(23,533)            		13,865

CASH, BEGINNING OF PERIOD		 				11,388      		101,314	                	-

CASH, END OF PERIOD		     			$	-18,492      	$	77,781	            $	13,865

					See Accompanying Notes

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

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

     The Company has realized a cumulative loss of $914,509 since March 1992, and anticipates similar losses until operations begin, which is expected in early 1999.

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

PART II  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 1998, the Company sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

a.On July 7, 1998, the Company issued 10,000 shares of its common stock to Al Leblanc for consulting services rendered by Mr. Leblanc.

b.Also on July 7, 1998, the Company issued 64,800 shares of common stock to Silverthorn Investments, Ltd., a corporation controlled by Matthew L. Smith, for consulting services rendered by Mr. Smith.

c.Also on July 7, 1998, the Company issued 80,000 shares of common stock to Upmann Trading for consulting services rendered to the Company.

d.On August 11, 1998, the Company issued 200,000 shares of common stock to Blaine Haug pursuant to the terms of his employment agreement.

All of the aforesaid securities set forth immediately above were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering, each recipient of securities having delivered appropriate investment representations to Registrant with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts or commissions were paid in connection with such issuances.

ITEM 6.  REPORTS ON FORM 8-K

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                   PRIME AIR, INC.


Date: November 19, 1998                    By /s/ Royle Smith, President

Date: November 19, 1998                    By /s/ Greg Duffy, Principal
                                           Financial and Accounting Officer