Form 10KSB
period 1998-12-31
PRIME AIR INC
filed 1999-04-20
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

            Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

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

8598 112 STREET, FT. SASKATCHEWAN, ALBERTA, CANADA      T8L 3V8
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (780) 998-3400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
     None                         N/A

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X
]  No [   ]       (2)  Yes  [X]    No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [N/A]

State issuer's revenues for its most recent fiscal year:     -0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (17,241,220 shares) computed by using the closing sale price on April 7, 1999, was $4,310,305.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 7, 1999, there were 19,647,560 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form S-4 and from prior periodic reports are incorporated by reference into Item 13 of Part III.

FORWARD-LOOKING STATEMENTS

     Some of the information presented in or incorporated by reference into this report constitutes "forward-looking statements." Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its proposed business and operations, it is possible that actual results may differ materially from its expectations. Factors that could cause actual results to differ from expectations include the inability of the Company to raise the additional capital necessary to commence its principal operations or the failure to consummate a definitive agreement with Voyager Airways Limited.

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

     In June 1994 the Utah Corporation originally incorporated as Astro Enterprises, Inc. entered into an agreement with Prime Air (BC), which agreement was designated as a "Merger Agreement." Pursuant to the terms of this Agreement the shareholders of Prime Air (BC) exchanged all of the outstanding shares of Prime Air (BC) for a controlling number of shares of the Utah corporation, such that upon completion of the exchange, the shareholders of Prime Air (BC) owned approximately 90% of the outstanding shares of the Utah Corporation and Prime Air (BC) became a wholly owned subsidiary of the Utah Corporation. The transaction was not a statutory merger. Management believes that the closing of such agreement was effected on June 28, 1994. In connection with the exchange of shares, the Utah Corporation effected a one-for-one hundred reverse split of its outstanding shares effective June 28, 1994, immediately prior to such closing. As a result of the stock-for-stock exchange, the former shareholders of Prime Air (BC) received 2,700,000 post-reverse spit shares, the 170 existing shareholders of the Utah Corporation retained 120,000 post-reverse split shares, and the Worthington Company, an entity controlled by Mr. Paul Parshall, retained 180,000 post-reverse split shares. In addition, the Worthington Company received consulting fees totaling $70,000 US from Prime Air (BC) for services performed in connection with the reorganization. Also, as a part of the reorganization, Mr. Parshall resigned as the sole director of the Utah Corporation and appointed Mr. Blaine Haug as the sole director. Also in connection with the reorganization, the name of the Utah Corporation was changed to Prime Air, Inc. and the number of authorized shares of Common Stock of the Utah
Corporation was changed to 25,000,000 shares, par value $0.001.   At the time
of the stock-for-stock exchange between the Utah Corporation and Prime Air
(BC), the Utah Corporation had no assets. The reorganization was entered into because Prime Air (BC) wanted controlling interest in a public shell corporation.

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

     On April 23, 1998, the shareholders approved a forward split of the outstanding shares of common stock of the Company at the rate of two shares for each one share outstanding. The forward stock split was effective on May 15, 1998. In addition, the shareholders approved a stock option plan on April 23, 1998, known as the 1998 Stock Option and Stock Appreciation Right Plan (the "Plan"). The Plan provides for the issuance of options to acquire up to 1,000,000 shares of common stock of the Company. No options have been granted pursuant to the Plan.

     Commencing June 1998, the Company attempted to offer and sell up to 8,000,000 common shares. This offering terminated August 31, 1998. No shares were sold.

Airport Lease and Operating Agreement

     On October 29, 1993, Prime Air (BC) entered into a Lease and Operating Agreement (the "Airport Agreement") with the Corporation of the Village of Pemberton, British Columbia, Canada (hereinafter the "Village of Pemberton"), in which Prime Air (BC) agreed to undertake the planning, development, construction, management, and operation of a terminal facility at the Pemberton Airport. In return the Village of Pemberton granted to Prime Air
(BC) an exclusive lease involving certain lands located at the Pemberton Airport to enable Prime Air (BC) to undertake the planning, development, construction, management, and operation of a terminal facility.
     The Pemberton Airport is approximately 20 miles north of Whistler Resort on Highway 99. Whistler Resort is a ski resort located at the base of Whistler Mountain and Blackcomb Mountain approximately 75 miles north of Vancouver, British Columbia, Canada. The resort has approximately 6,800 permanent residents and attracts approximately 1,900,000 visitors annually. Currently only ground transportation is available to the resort, except for private flights into Pemberton Airport. The nearest airport facility to Whistler Resort is Pemberton Airport. There is presently no regular air service into Pemberton Airport.

     The Airport Agreement provided that Prime Air (BC) must construct a terminal facility on or before October 21, 1994, which date was extended to June 1, 1996, by the Council for the Village of Pemberton. Prior to such extended date, Prime Air (BC) completed the terminal facility at the Pemberton Airport. The terminal constructed by Prime Air (BC) has a total square footage of 11,200 square feet, of which approximately 5,500 of interior space has been finished and is ready for its intended use as an airport terminal. The finished portion consists of an arrival and departure lounge, baggage holding area, office, two public washrooms with a total of 14 cubicles, reception area, and a utility room. There is also a water and a waste treatment plant housed in a separate building. The total construction costs of the facility were $644,740 ($592,949 for the terminal building, $20,989 for engineering and design, $18,699 for environmental work; and $12,103 for insurance and permits) and were financed through the sale of the Company's stock. During calendar year 1996, the Company sold 1,510,558 shares of its common stock at $0.50 per share for total proceeds of $755,279. The limited offering was conducted pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission. The offering was conducted for the purpose of raising funds for the completion of construction of the airport terminal facility at Pemberton. At the time of such offering the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and was not an investment company. The aggregate offering price of all securities sold within the twelve months preceding the start of and during the offering did not exceed $1,000,000. There is currently no debt against the terminal building. The initial term of the Airport Agreement, and the right of Prime Air (BC) to operate the terminal facility, was two years with provisions allowing Prime Air (BC) to extend such initial term for addition terms totaling in the aggregate thirty years, provided that Prime Air (BC) shall continue to fulfill its obligations under the Airport Agreement, including the payment of rent in the amount of $100 per year for the first five years, and the payment of $2,500 per year thereafter, plus 5% of the gross receipts derived from the operation of the terminal facility. The Airport Agreement also grants to Prime Air (BC) the option to lease and use certain other lands at the Pemberton Airport for fixed base operations. The Airport Agreement may be terminated by the Village of Pemberton in the event of a material default by Prime Air (BC) or if Prime Air shall become bankrupt. The terminal facilities shall become the property of the Village of Pemberton at the expiration of the Airport Agreement. Prime Air (BC) has submitted a request under the Airport Agreement for a five year extension beginning October 31, 1999. The Airport Agreement provides for two additional ten year extensions of the lease following the five year extension.

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

Marketing

     Prime Air (BC) intends to commence a marketing program and hire market personnel as soon as sufficient funds are available. Advertising and promotion would focus both on the Whistler area as the destination, and on creating an image of convenience, quality and reliability for the air service. Final approval of all advertising and promotion would remain with Prime Air (BC). The corporate name and logo would be used throughout the companies advertising materials in order to develop consumer and travel agency familiarity.

     Prime Air (BC) plans to prepare promotional materials that would introduce the new air service, first to travel agents and tour wholesalers, and then to the consumer. Promotion would constitute a major portion of Prime Air (BC)'s overall marketing strategy. Familiarization flights would be offered to select travel agencies, tour operators, and others, potentially in conjunction with the ski areas, hotels, Whistler's Trade and Convention Center, and the Whistler Resort Association. The objective would be for the industry to become familiar enough with the service so that when a customer books travel to Whistler, the travel agent would suggest that the customer make airline reservations all the way to the Whistler area by using Prime Air
(BC)'s services.

     Prime Air (BC) also plans to contact travel industry journals to introduce and promote the service.

     Prime Air (BC) also plans to focus much of its advertising on accessibility to Whistler. Advertising would include direct mail to the travel industry and specific potential corporate clients, brochures, schedules, and various forms of media advertising, including magazines and newspapers. Whenever possible, Prime Air (BC) would participate in cooperative advertising in order to develop and reinforce the consumer's associating Prime Air (BC) with easy access to Whistler.

     Prime Air (BC) intends also to provide hotels at Whistler and the Whistler Resort Association with schedule support materials to generate airline ticket sales in conjunction with hotel bookings.

     Prime Air (BC) plans to begin marketing and sales of its services in advance of operating its first flight. The objective would be to generate sales on all flights from the very beginning of flight operations. Prime Air
(BC) also plans to focus initially on creating awareness of the service within the travel industry. Specifically, marketing staff would contact tour wholesalers, travel agencies, convention and meeting planners and other groups that currently book clients to Whistler.

     A major component of Prime Air (BC)'s sales strategy would include the integration of the flight schedules and fares into all of the major worldwide, computerized reservations systems. Such networks allow travel agencies to book their clients directly through the computerized system. To do this properly, Prime Air (BC) would engage Voyageur management to provide the appropriate expertise in the development of flight schedules and fares, which would include assisting Prime Air (BC) in making the final selection of a computerized reservation system to join.

     In order to generate sales in the local Seattle and Vancouver markets, Prime Air (BC) intends to plan several types of promotional programs. These would likely include ticket packages (purchasing tickets for ten flights for the price of nine), special introductory fares, and/or joint promotions with other advertisers in the area.

     Prime Air (BC) intends to maximize the use of the Internet as a tool to reach the consumer with specific marketing and sales related information about the service. As more and more airlines and computerized reservations systems make their flight schedules and fares available on the Internet, management believes the general public will become more adept at using the Internet as a ready source of up-to-date marketing and sales related information about the product. The target market group for this air service would be frequent users of computers and the Internet. Prime Air (BC) intends to seek the services of a marketing firm to exploit this new area of marketing potential.

Competition

     Prime Air (BC) will compete with other charter and airline companies based in the Vancouver and Seattle area which currently service customers whose final destination is Whistler Resort. To a limited degree Prime Air
(BC) will compete with buses chartered or owned by tour operators. Most of these entities are more established companies having much greater financial resources, experience, and personnel resources than Prime Air (BC).

Employees

     The Company, including Prime Air BC, had two employees as of December 31, 1998, consisting of Mr. Smith and Mr. Haug, who were employed part-time.

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

     In December 1994 the U.S. Securities and Exchange Commission filed a complaint in the United States District Court for the District of Columbia
(Case Number 1:94CV02633) against an entity known as "Astro Enterprises, Inc.," and against Ernst Hiestand, Thomas Hiestand, Elizabeth Kuriger, Henry Strubin, Peter Thaler, and Leonard Gotshalk, all of whom were allegedly affiliated with such entity. The basis for such complaint was the dissemination to the public from approximately March 1989 through May 1990, of false and misleading information concerning the business of such entity. The entity referenced in such action was incorporated in the State of Utah on May 23, 1985, and was involuntarily dissolved on May 1, 1990, for failure to file an annual report with the State of Utah. In 1995 Mr. Paul Parshall executed a consent and settlement of the foregoing action, ostensibly as the president, director, and authorized agent of the entity named in such action. Management does not believe such action in any way involved the Utah Corporation which was subsequently incorporated under the same name on August 30, 1993, and which subsequently changed its name to Prime Air, Inc. and changed its domicile to the State of Delaware. Management does not believe there is or was any legal relationship between the "Astro Enterprises, Inc." incorporated on May 23, 1985, and the "Astro Enterprises, Inc." which was incorporated in 1993 and was the predecessor to the Company. In addition, management does not believe that Mr. Parshall was authorized to execute such consent on behalf of either entity. Management is unaware whether Mr. Parshall ostensibly executed such consent on behalf of the original Astro Enterprises, Inc. or the predecesso r to the Company by the same name. However, the allegations contained in such action reference events all of which occurred prior to the incorporation of the predecessor to the Company in 1993.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the shareholders during the quarter ended December 31, 1998.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company was quoted on the OTC Electronic Bulletin Board through approximately July 23, 1996, and from March 27, 1997 until present. The table below sets forth for the periods indicated the high and low bid quotations as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail market-up, mark-down, or commission and may not necessarily represent actual transactions. Effective May 15, 1998, the outstanding shares of common stock of the Company were forward split on a two shares for each one share basis. The following table reflects the post-split prices:

                              Quarter        High       Low

FISCAL YEAR ENDED             First          $0.125     $0.125
DECEMBER 31, 1997             Second         $0.5625    $0.125
                              Third          $0.406     $0.125
                              Fourth         $0.3438    $0.1406

FISCAL YEAR ENDED             First          $0.3438    $0.1612
DECEMBER 31, 1998             Second         $0.28125   $0.1875
                              Third          $0.28125   $0.07
                              Fourth         $0.26      $0.12

FISCAL YEAR ENDING
DECEMBER 31, 1999             First          $0.37      $0.25

     None of the shares of common stock is subject to outstanding options or warrants to purchase, or securities convertible into the common stock of the Company. As of March 31, 1999, the Company had 5,073,025 shares of its Common Stock, or approximately 25.8% of the total outstanding shares, which were control shares as defined in Rule 144 promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. None of the shares is being, nor have any shares proposed to be, publicly offered by the Company.

     As of March 31, 1999, there were approximately 320 holders of record of the Common Stock as reported to the Company by its transfer agent.

     No cash dividends have been declared or paid as yet on the Common Stock and the Board of Directors has not established a dividend policy.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a development stage company and conducts all operations through its wholly owned subsidiary, Prime Air (BC). The Company has had no material revenues in the past. Operations are expected to commence in late 1999.

     During the last four years, the operations have been funded from equity participation of the owners. Total cash raised from equity funding from March 1992 to December 31, 1994 was $349,808, $131,755 for 1995 and $756,763 for
1996. No funds were raised during 1997, but the Company did convert $130,751 of debt into common stock of the Company. During 1998, the Company converted $76,000 in debt into shares of common stock of the Company.

     The Company has realized a cumulative loss of $980,187 since March 1992, and anticipates similar losses until operations begin.

     The Company presently has no cash on hand to allow operations to commence. The Company expects to pay approximately $70,000 to cover legal, insurance, and other essential expenses during the next 12 months whether operations commence or not.

     Prime Air (BC)'s sole fixed obligation is the payment of $100 CAD per annum to the Village of Pemberton under the terms of its Airport Lease and Operating Agreement.
     The Company proposes to raise $6,000,000 during the next year through equity funding. This funding will provide sufficient cash to start operations, make capital improvements to the Pemberton Airport and terminal building, and sustain flight operations for some time.

     An agreement dated October 30, 1998, was signed between the Company and Chanen Painter & Company Limited, Investment Bankers to attempt to raise capital on behalf of the Company, but no funds have yet been raised. [THE COPY OF THE AGREEMENT YOU FURNISHED TO ME IS NOT SIGNED. CAN YOU FAX ME A SIGNED COPY?]

     Should operations commence during 1999, the Company anticipates hiring approximately six full-time employees during the next 12 months.

     While Prime Air has no current operations and hence very little internal Year 2000 risks, there is no way of knowing the effect the potential problem may have on the Company from external sources. The Company has no funds to complete its initial evaluation of the problem, but intends to do so if funds are raised prior to the year-end.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are attached to this annual report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 27, 1998, the Company engaged Rutherford & Company, Chartered Accountants, as independent auditors of the Company for the year ended December 31, 1997. The decision to retain Rutherford & Company, and not to re-engage Orton & Company, the former independent auditor, was made by the Board of Directors on such date. The decision not to re-engage Orton & Company did not involve a dispute with the Company over accounting policies or practices. The report of Orton & Company on the Company's financial statements for the year ended December 31, 1996, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. In connection with the audit of the Company's financial statements for such year ended December 31, 1996, there were no disagreements with Orton & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Orton & Company, would have caused such firm to make reference to the matter in its report. Neither the Company, nor anyone on its behalf, consulted Rutherford & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided by Rutherford & Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The officers and directors of the Company are as follows:

          NAME                AGE   POSITIONS                DIRECTOR SINCE
          Blaine Haug         51    Chairman                 1994
          Royle Smith         49    President                --
          John Eberhard       54    Secretary and Director   1995
          Gregory Duffy       40    Treasurer and Director   1998

     The officers and directors of the subsidiary, Prime Air (BC), are as follows:

          NAME                AGE    POSITIONS                DIRECTOR SINCE
          Blaine Haug         51     President and Director   1989
          Richard T. Shrieves 44     Secretary and Director   1992

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

     ROYLE SMITH has been the president of Welcome Ford Sales Ltd., a Ford dealership located in Edmonton, Alberta, Canada, since 1981.

     JOHN EBERHARD has been a lawyer in Ontario, Canada, since 1973, and is a member of the Canadian Bar Association. He is also a member of the Law Association of Upper Canada.

     GREGORY DUFFY has been employed as general manager of Welcome Ford Sales Ltd. since 1991.

     RICHARD T. SHRIEVES has practiced law since 1980.

     There are no known arrangements or understandings between any of the foregoing individuals and any other person pursuant to which he or she was elected as a director.

     No remuneration was paid to the directors by the Company during 1998, except for reimbursement of out-of-pocket expenses incurred by such individuals on behalf of the Company.

     There are no arrangements known to management the effect of which would result in a change of control of the Company, nor has such a change of control occurred during 1998.

Compliance with Section 16(a) of the Exchange Act:

     The Company's common stock is not registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and therefore no disclosure is required pursuant to this item.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate executive compensation earned by or paid to the named executive officers by any person for all services rendered in all capacities to the Company for the fiscal years ended December 31, 1996, 1997, and 1998:

Name and Principal Position    Year          Restricted Stock Awards

Blaine Haug                    1996          $62,500(1)
Chairman                       1997          $50,000(2)
                               1998          $99,980(3)

Royle Smith                    1996          $173,438(4)
President                      1997          $62,500(5)
                               1998          $137,480(6)

     (1) These shares were issued to Mr. Haug as remuneration for management fees for 1996. For purposes of this table only, the valuation of the 200,000 pre-forward split shares of restricted stock is based upon the market value of the stock which was approximately $0.3125 on March 18, 1996, the date of the award. The value of these shares is based solely upon the closing bid price of the shares on such date. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     (2) These shares were issued to Mr. Haug as remuneration for management fees for 1997. For purposes of this table only, the valuation of the 200,000 pre-forward split shares of restricted stock is based upon the market value of the stock which was approximately $0.25 on April 3, 1997, the date of the award. The value of these shares is based solely upon the closing bid price of the shares on such date. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     (3) Of these shares, 400,000 post-forward split shares were issued to Mr. Haug effective March 31, 1998, as remuneration for management fees for 1998; and 200,000 post-forward split shares were issued to him on April 27, 1998, for consulting fees. The valuation of 400,000 and the 200,000 shares of the restricted shares is based upon the market value of the stock which was approximately $0.1562 on March 31, 1998, the date of the award; and the valuation of 200,000 shares of the restricted shares is based upon the market value of the stock which was approximately $0.187 on April 27, 1998, the date of the award. The aggregate value of these shares is based solely upon the closing bid price of the shares on such dates. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     (4) Of these shares, 100,000 per-forward split shares were issued to Mr. Smith on January 9, 1996, for accepting the office of Executive Vice-President; 300,000 pre-forward split shares were issued to him on January 9, 1996, for consulting fees regarding the completion of the Pemberton Airport terminal facility; 200,000 pre-forward split shares were issued to him on March 18, 1996, as remuneration for management fees for 1996; and 25,000 pre-forward split shares were issued to Welcome Ford Sales Ltd., a company controlled by him, on March 29, 1996, for administration fees rendered regarding the completion of the Pemberton Airport terminal facility. The valuation of 100,000 and the 300,000 shares of the restricted shares is based upon the market value of the stock which was approximately $0.25 on January 9, 1996, the date of the award; the valuation of 200,000 shares of the restricted shares is based upon the market value of the stock which was approximately $0.3125 on March 18, 1996, the date of the award; and the valuation of 25,000 shares of the restricted shares is based upon the market value of the stock which was approximately $0.4375 on March 29, 1996, the date of the award. The aggregate value of these shares is based solely upon the closing bid price of the shares on such dates. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     (5) Of these shares, 100,000 pre-forward split shares were issued to Mr. Smith on April 3, 1997, and another 100,000 pre-forward split shares were issued on June 18, 1997, as remuneration for management fees for 1997. The valuation of 100,000 awarded on April 3, 1997, is based upon the market value of the stock which was approximately $0.25 on such date, and the valuation of other 100,000 shares is based upon the market value of the stock which was approximately $0.375 on June 18, 1997, the date of the award. The aggregate value of these shares is based solely upon the closing bid prices of the shares on such dates. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     (6) Of these shares, 400,000 post-forward split shares were issued to Mr. Smith effective March 31, 1998, as remuneration for management fees for 1998; and 400,000 post-forward split shares were issued to him on April 27, 1998, for consulting fees. The valuation of the restricted shares is based upon the market value of the stock which was approximately $0.1562 on March 31, 1998, the date of the award; and the valuation of 200,000 shares of the restricted shares is based upon the market value of the stock which was approximately $0.187 on April 27, 1998, the date of the award. The aggregate value of these shares is based solely upon the closing bid price of the shares on such dates. No dividends have been paid on these shares. Notwithstanding the valuation of the shares for purposes of this table, the Board of Directors valued the shares at a significant discount of the market value at the time of award based upon the limited trading volume of market shares, the relatively short operating history of the company and the risks associated therewith, the limited cash resources of the Company, and as an incentive to retain the continued services of this party.

     Blaine Haug has a written employment agreement with the Company to act as assistant general manager of the company and which covers any and all services performed by him for the Company or any of its wholly or majority owned subsidiaries. Mr. Haug will devote all of his time to the affairs of the Company and its subsidiary under this agreement. The agreement provides that the Company will pay him $100,000 US per annum, payable in cash or in common stock of the company at a price of $0.50 per pre-forward split share for the year ended December 31, 1996, and for future years at a price mutually agreed by the parties. The agreement expressly states that Mr. Haug will exercise the share option payment for 1996. Therefore, the Company issued 200,000 pre-forward split shares of Common Stock to Mr. Haug in lieu of any cash compensation for 1996. Mr. Haug is also to receive reimbursement for all out-of-pocket expenses incurred in connection with his duties; to receive all reasonable travel expenses incurred in the course of his duties as assistant general manager; and to be permitted to participate in any profit sharing, deferred compensation, stock appreciation rights, stock option and other plans and programs adopted by the company. If Mr. Haug is unable to perform his duties because of illness or mental or physical disability, he will receive compensation and benefits for one year. The term of the agreement is from January 1, 1996, through December 31, 2000, renewable by mutual consent for successive five year periods. The agreement also allows Mr. Haug to provide management services to any other person, firm, or corporation during the term of the agreement. The Company may terminate the employment agreement upon 90 days' written notice, but would be obligated to pay compensation through the remaining term of the agreement. Mr. Haug may terminate the agreement upon 90 days' written notice but would only receive compensation through the date of termination. Upon Mr. Haug's death, his widow or estate would receive compensation for six months from the date of death. If the employment agreement is terminated by the company because of illness or mental or physical disability, Mr. Haug would receive compensation and benefits for six months from such date. Also, the employer may not amalgamate, merge, or consolidate with another person or corporation unless such other person or corporation either expressly assumes the agreement for a term of five years from the closing date or pays Mr. Haug his full compensation for a term of five years or $500,000. (This provision has been waived by Mr. Haug for purposes of the Merger.) The employment contract is deemed to provide personal services by Mr. Haug and therefore, the duties and obligations of Mr. Haug are not assignable by him, although he is permitted to assign all or a portion of his compensation. The agreement contains an indemnity provision which requires the Company to indemnify and save harmless Mr. Haug, his heirs, successors and legal representatives, from expenses and costs associated with any action to which he is a party by reason of being or having been an assistant general manager of the company, if he acted honestly and in good faith with a view to the best interests of the company, and otherwise in accordance with the bylaws of the company. The employment agreement is to be governed by and construed in accordance with the laws of the Province of British Columbia, and any controversy or claim relating to the agreement is to be settled by arbitration in accordance with the provisions of the Arbitration Act of British Columbia.

     Royle Smith has a written employment agreement with the Company to act as general manager of the company and which covers any and all services performed by him for the Company or any of its wholly or majority owned subsidiaries. Mr. Smith will devote approximately 75% of his time to the affairs of the Company and its subsidiary under this agreement. The agreement provides that the Company will pay him $100,000 US per annum, payable in cash or in common stock of the company at a price of $0.50 per pre-forward split share for the year ended December 31, 1996, and for future years at a price mutually agreed by the parties. The agreement expressly states that Mr. Smith will exercise the share option payment for 1996. Therefore, the Company issued 200,000 pre-forward split shares of Common Stock to Mr. Smith in lieu of any cash compensation for 1996. Mr. Smith is also to receive reimbursement for all out-of-pocket expenses incurred in connection with his duties; to receive all reasonable travel expenses incurred in the course of his duties as assistant general manager; and to be permitted to participate in any profit sharing, deferred compensation, stock appreciation rights, stock option and other plans and programs adopted by the company. If Mr. Smith is unable to perform his duties because of illness or mental or physical disability, he will receive compensation and benefits for one year. The term of the agreement is from January 1, 1996, through December 31, 2000, renewable by mutual consent for successive five year periods. The agreement also allows Mr. Smith to provide management services to any other person, firm, or corporation during the term of the agreement. The Company may terminate the employment agreement upon 90 days' written notice, but would be obligated to pay compensation through the remaining term of the agreement. Mr. Smith may terminate the agreement upon 90 days' written notice but would only receive compensation through the date of termination. Upon Mr. Smith's death, his widow or estate would receive compensation for six months from the date of death. If the employment agreement is terminated by the company because of illness or mental or physical disability, Mr. Smith would receive compensation and benefits for six months from such date. Also, the employer may not amalgamate, merge, or consolidate with another person or corporation unless such other person or corporation either expressly assumes the agreement for a term of five years from the closing date or pays Mr. Smith his full compensation for a term of five years. (This provision has been waived by Mr. Smith for purposes of the Merger.) The employment contract is deemed to provide personal services by Mr. Smith and therefore, the duties and obligations of Mr. Smith are not assignable by him, although he is permitted to assign all or a portion of his compensation. The agreement contains an indemnity provision which requires the Company to indemnify and save harmless Mr. Smith, his heirs, successors and legal representatives, from expenses and costs associated with any action to which he is a party by reason of being or having been an assistant general manager of the company, if he acted honestly and in good faith with a view to the best interests of the company, and otherwise in accordance with the bylaws of the company. The employment agreement is to be governed by and construed in accordance with the laws of the Province of British Columbia, and any controversy or claim relating to the agreement is to be settled by arbitration in accordance with the provisions of the Arbitration Act of British Columbia.

     It is anticipated that if the proposed equity funding is successful, the employment agreements with Mr. Haug and Mr. Smith would be terminated and that such parties would receive compensation through the end of 1998 only.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of April 1, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                               Amount and Nature
Name and Address                 of Beneficial
of Beneficial Owner               Ownership(1)               Percent of Class

Phillip Johnston                 1,310,625(2)                6.67%
PMB7 Hibiscus Square Pond St.
Grand Turk
Turks and Caicos Island, BWI

Patricia Jarvis                  1,037,410                   5.28%
P.O. Box 1056
Renton, WA 98057

Blaine Haug                        650,000                   3.31%

Royle Smith                        966,000                   4.92%

John Eberhard                      415,340(3)                 2.1%

Gregory Duffy                      375,000                    1.9%

Officers and Directors
as a Group (4 persons)           2,406,340                  12.25%
___________

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2) Of  these  shares,   140,000  are  held   directly  of  record by
Confederation Capital Corporation Ltd., and 1,170,625 are held directly of record by Dolphin Trading Ltd.

     (3) Of theses shares, 10,000 are beneficially owned directly and of record by Mr. Eberhard's wife, and 205,340 are held in a brokerage account controlled by Mr. Eberhard.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the terms of the employment agreement between the Company and Blaine Haug, an officer and a director of the Company, the Company issued 200,000 pre-forward split shares of common stock of the Company to Mr. Haug for services rendered during the year ended December 31, 1996; 200,000 pre-forward split shares for services rendered during the year ended December 31, 1997; and 400,000 post-forward split shares for services rendered during the year ended December 31, 1998.

     Pursuant to the terms of the employment agreement between the Company and Royle Smith, an officer and a director of such entity, the Company issued 200,000 pre-forward split shares of common stock of the company to Mr. Smith for services rendered during the year ended December 31, 1996; 200,000 pre-forward split shares for services rendered during the year ended December 31, 1997. In addition, Mr. Smith was issued 100,000 pre-forward split shares on January 9, 1996, for accepting the office of Executive Vice-President, and 300,000 pre-forward split shares were issued to him on January 9, 1996, for consulting services. Also, 25,000 pre-forward split shares were issued to Welcome Ford Sales Ltd., a company controlled by Mr. Smith for administration fees. In addition, during 1998, the Company issued 400,000 post-forward split stock to Mr. Smith pursuant to his employment agreement and 200,000 post-forward split shares for consulting services.
     On or about January 3, 1996, the Company issued 370,336 shares of common stock to Confederation Capital Corporation Ltd., a company controlled by Mr. Phillip Johnston, a shareholder owning in excess of 5% of the outstanding stock, for previous money loaned to the company. In addition, the Company issued 94,800 shares to such entity on April 3, 1997, for repayment of advances of $25,583 made by such entity to the Company.

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

          Auditors' Report

          Comments by Auditor for U.S. Readers

          Consolidated Balance Sheets as of December 31, 1998 and 1997

          Consolidated Statements of Operations for the fiscal years ended
           December 31, 1998 and 1997, and from inception to December 31, 1998

          Consolidated Statements of Cash Flows for the years ended December
           31, 1998 and 1997, and from inception to December 31, 1998

          Consolidated Statements of Stockholders' Equity and Deficit from inception to December 31, 1998

          Notes to Financial Statements

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     EXHIBIT NO.     DESCRIPTION OF EXHIBIT                               PAGE

     2.1        Plan and Agreement of Merger dated March 10, 1997      *
     2.2        Merger Agreement dated June 29, 1994                   *
     3.1        Articles of Incorporation                              *
     3.2        Articles of Merger dated November 26, 1997             **
     3.4        Bylaws of the Company                                  *
     4.1        Stock Option Plan                                      ***
     10.1       Airport Lease and Operating Agreement, as amended      *
     10.2       Employment Agreement with Blaine Haug                  *
     10.3       Employment Agreement with Royle Smith                  *
     10.4       Consulting Agreement with Siverthorn Investments, Ltd. *
     10.5       Memorandum of Agreement with Voyageur Airways          *
     10.6       Addendum to Haug Employment Agreement                  *
     10.7       Addendum to Smith Employment Agreement                 *
     10.8       Investment Banking Agreement dated November 19, 1998   37
     23         Consent of auditor                                     44

          *Incorporated by reference from the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission, file no. 333-28249.

          **Incorporated by reference from Amendment No. 1 to the Company's annual report on Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission, file no. 333-28249.

          ***Incorporated by reference from the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission, file no. 333-28249.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRIME AIR, INC.

Date: April 15, 1999               /s/ By  Royle Smith, President


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: April 14, 1999               /s/ John Eberhard, Director

Date: April 14, 1999               /s/ Blaine Haug, Director and Chairman

Date: April 14, 1999               /s/ Gregory Duffy, Director and Chief
                                       Financial Officer

PRIME AIR, INC.
(A Development Stage Company)
(A Nevada Corporation)

Consolidated Financial Statements
December 31, 1998 and 1997

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


AUDITORS' REPORT

To the Shareholders of
Prime Air, Inc. (A Nevada Corporation)

We have audited the consolidated balance sheets of Prime Air, Inc. (A Development Stage Company) as at December 31, 1998 and 1997 and the consolidated statements of operations, shareholders' equity and deficit and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended in accordance with generally accepted accounting principles.

     As reported in Note 1 to these financial statements, the results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31, 1998 have been compiled from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

"Rutherford & Company"
Richmond, Canada
April 15, 1999
Chartered Accountants

Rutherford & Company
Chartered Accountants
________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874


Comments by Auditor for U.S. Readers
on Canada-U.S. Reporting Difference

     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 2 to the financial statements. Our report to the shareholders dated April 15, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

"Rutherford & Company"
Richmond, Canada
April 15, 1999
Chartered Accountants

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)

                                   December 31          December 31
                                     1998                 1997

ASSETS

Current Assets
 Cash and short-term deposits     $     7,433        $     11,388
       Prepaid expenses                 3,091                 -
       GST recoverable                  5,116               1,587
                                       15,640              12,975

 Capital Assets (Note 4)              592,843             613,516

                                  $   608,483        $    626,491

LIABILITIES

Current Liabilities
 Accounts payable and accruals    $    79,405        $     83,655
 Notes and advances payable
  (Note 5)                            109,754               3,495
 Advances from related parties
  (Note 6)                               -                  5,400
                                      189,159              92,550

SHAREHOLDERS' EQUITY

Capital Stock  (Note 7)
 Authorized:
  50,000,000 common shares with
    a stated par value of
   $ .001/share
   3,000,000 preferred cumulative
    convertible shares with a
    stated par value of $ .001/share
 Issued:
  18,013,110 common shares
   (1997: 7,140,213)                   18,013               7,140

 Share subscription receivable           -                    (20)

 Capital in excess of par value     1,381,498           1,355,740
                                    1,399,511           1,362,860
 Accumulated Deficit During
  Development Stage                  (980,187)           (828,919)
                                      419,324             533,941

                                $     608,483        $    626,491

Approved on Behalf of the Board:

                          Director

                          Director

    See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(all figures in US dollars)

                                      Year Ended          Year Ended
                                     December 31         December 31
                                        1998                 1997

Administrative And General Expenses

 Audit and accounting               $     27,685      $     23,826
       Advertising                         3,949               -
       Amortization                       20,673            21,603
       Bad debts                           1,933               -
       Consulting                          9,862            24,583
       Insurance                           5,043             9,240
       Interest and service charges        1,041             1,769
       Legal costs                         9,840            34,192
       Office and general                  8,737            10,176
       Repairs and maintenance             5,047               -
       Rent - airport facility (Note 8)       67               279
       Telephone and utilities            15,280            18,039
       Transfer agent, listing and
        filing fees                       13,825            13,636
       Travel, promotion and
        entertainment                     29,823            26,175
                                         152,805           183,518

Other Income (Expense)

 Gain (loss) on foreign exchange
  conversion                                 286           (10,199)
 Interest income                           1,251             4,020
                                           1,537            (6,179)

Net Loss For Year                 $     (151,268)       $ (189,697)

Net Loss Per Common Share         $      (0.0089)       $  (0.0138)

Weighted Average Common Shares
Outstanding                           16,943,937        13,792,450
 (Giving effect to 2:1 share split)

 See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)
                                      Year ended         Year ended
                                      December 31        December 31
                                        1998               1997

NET INFLOW (OUTFLOW) OF CASH RELATED
 TO THE FOLLOWING ACTIVITIES:

OPERATING
 Net loss                            $  (151,268)      $   (189,697)
 Non-cash charge - amortization           20,673             21,603
                                        (130,595)          (168,094)

 Change in non-cash working capital
  balances relating to operations        (10,870)           (12,306)
                                        (141,465)          (180,400)

FINANCING
 Notes and advances payable              106,259             (5,572)
 Advances from related parties            (5,400)           (20,122)
 Issue of capital stock                   36,651            131,079

                                         137,510            105,385

INVESTING
 Acquisition of capital assets              -               (14,911)

NET CASH INFLOW (OUTFLOW)                 (3,955)           (89,926)

CASH, BEGINNING OF YEAR                   11,388            101,314

CASH, END OF YEAR                    $     7,433       $     11,388

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage  Company)

Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)
                                        Capital in                Accumulated
                                        Excess of       Share    Deficit During
                      Common Shares    (Less than)  Subscriptions  Development
                  Shares       Amount   Par Value     Receivable     Stage

Balance at
Inception on
March 10, 1989       -     $       -    $    -      $       -     $     -

Issue of common
shares for cash
at $ .001/share    630,237        630        -              -           -

Net loss for the
year ended
March 31, 1990       -             -         -              -       (17,956)

Balance,
March 31, 1990     630,237        630        -              -       (17,956)

Issue of common
shares for cash
at $ .001/share    157,559        158        -              -           -

Net loss for the
year ended
March 31, 1991       -             -         -              -       (49,419)

Balance,
March 31, 1991     787,796        788        -              -       (67,375)

Net loss for the
year ended
March 31, 1992       -             -         -              -       (10,990)

Balance,
March 31, 1992     787,796        788        -              -       (78,365)

Issue of common
shares for cash
at $ .277/share    132,088        132      36,499           -          -
at $ .214/share     17,069         17       3,628           -          -

Net loss for the
year ended
March 31, 1993       -             -         -              -       (38,426)

Balance,
March 31, 1993     936,953        937      40,127           -      (116,791)

Issue of common
shares for services
at nominal value    92,173         92         (92)          -          -

Issue of common
shares for cash
at $ .001/share    300,000        300        -              -          -
at $ .109/share      3,340          3         361           -          -
at $ .154/share     23,634         24       3,619           -          -
at $ .280/share     19,401         19       5,400           -          -
at $ .330/share     23,161         23       7,624           -          -
at $ .463/share     87,445         88      40,330           -          -
at $ .694/share     15,756         16      10,907           -          -
at $ .925/share      7,878          8       7,274           -          -

Net loss for the
year ended
March 31, 1994        -            -         -              -       (36,272)

Balance,
March 31, 1994   1,509,741    $ 1,510    $115,550      $    -     $(153,063)

See Accompanying Notes To Financial Statements

PRIME AIR INC.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                        Capital in                Accumulated
                                        Excess of       Share    Deficit During
                      Common Shares    (Less than)  Subscriptions  Development
                  Shares       Amount   Par Value     Receivable     Stage

Balance Forward  1,509,741  $   1,510  $  115,550    $      -     $   (153,063)

Issue of common
shares for
services
at nominal value   937,478        937        (937)          -            -

Issue of common
shares for cash
at $ .374/share    248,692        249      92,697           -            -
at $ .463/share    304,089        304     140,286           -            -

Net loss for the
period ended
June 28, 1994         -            -         -              -          (40,947)

Balance,
June 28, 1994    3,000,000      3,000     347,596           -         (194,010)

Share
subscription
at $ .367/share       -            -       (7,313)        (20)           -

Net loss for the
year ended
December 31, 1994     -            -         -              -         (135,530)

Balance,
December 31,
1994             3,000,000      3,000     340,283         (20)        (329,540)

Issue of common
shares for cash
and/or services
at an average
of $ .234/share    562,550        563     131,192           -            -

Net loss for the
period ended
December 31, 1995     -            -         -              -          (71,266)

Balance,
December 31,
1995             3,562,550      3,563    471,475          (20)        (400,806)

Issue of common
shares for cash
at $ .500/share  1,510,558      1,511    753,769            -            -

Issue of common
shares for
services
at nominal value 1,483,673      1,483        -              -            -

Net loss for the
period ended
December 31, 1996     -            -         -              -        (238,416)

Balance,
December 31,
1996             6,556,781    $ 6,557 $1,225,244      $   (20)     $ (639,222)

                See Accompanying Notes To Financial Statements

PRIME AIR INC.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                        Capital in                Accumulated
                                        Excess of       Share    Deficit During
                      Common Shares    (Less than)  Subscriptions  Development
                  Shares       Amount   Par Value     Receivable     Stage

Balance Forward  6,556,781    $  6,557 $ 1,225,244    $  (20)     $  (639,222)

Issue of common
shares for
services
at nominal value   328,000         328        -            -            -

Issue of common
shares for debt
settlements:
at $ .500/share    124,252         124      62,001         -            -
at $ .504/share     36,380          36      18,303         -            -
at $ .530/share     94,800          95      50,192         -            -

Net loss for the
year ended
December 31, 1997     -              -        -            -         (189,697)

Balance,
December 31,
1997             7,140,213       7,140   1,355,740       (20)        (828,919)

Issue of common
shares for debt
settlements:
at $ .3935/share    10,000           10      3,863         -            -
at $ .4006/share    18,215           18      7,279         -            -

Issue of common
shares for
services
at nominal value 1,663,727        1,664        -           -            -
                 8,832,155        8,832  1,366,882       (20)        (828,919)

Two for one
stock split,
May 18, 1998     8,832,155        8,832     (8,832)        -            -
                17,664,310       17,664  1,358,050       (20)        (828,919)

Issue of common
shares for debt
settlement:
at $ .25/share      64,800           65     16,135         -            -

Issue of common
shares for
services
at nominal value   290,000          290        -           -            -

Transfer Agent
adjustment          (6,000)          (6)       -           -            -

Write off of
uncollectable
share
subscription
receivable            -              -        7,313       20            -

Net loss for the
year ended
December 31, 1998     -              -          -          -         (151,268)

Balance,
December 31,
1998             18,013,110     $ 18,013 $1,381,498     $  -     $   (980,187)

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


1.  Incorporation, Principles of Consolidation and Accounting Presentation

The Company was incorporated under the laws of the State of Nevada, USA on November 10, 1996, the purpose of which was to change the domicile of the Company from the State of Delaware to the State of Nevada. This change was approved by the shareholders of both corporations on November 26, 1997 and effected through a "plan and agreement of merger", with the surviving corporation being Prime Air, Inc. (Nevada). The articles of merger were filed with the appropriate State authorities on December 15, 1997, which became the effective date of the merger.

The Delaware corporation was incorporated on April 4, 1996 and acquired all of the assets, liabilities and shareholders of a previous Utah corporation of the same name. The Utah corporation had been reincorporated on August 30, 1993 as Astro Enterprises, Inc. and on June 28, 1994, pursuant to appropriate shareholder agreements, acquired all outstanding shares of Prime Air Inc. (a Canadian corporation) in exchange for shares of its capital stock on a .787796 to 1 basis, thereby providing the shareholders of Prime Air Inc. with 90% of the outstanding capital stock of Astro Enterprises, Inc. Astro Enterprises, Inc. then changed its name to Prime Air, Inc. Following incorporation of the Delaware company, the Utah corporation was dissolved on May 15, 1996.

These consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Prime Air Inc. (the Canadian corporation) and have been prepared in accordance with U.S. GAAP standards.

The results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31, 1998 are presented herein for information purposes only. These amounts are unaudited and accordingly no audit opinion has been expressed thereon.

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

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

3.  Significant Accounting Policies

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S. funds. Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $
1.5368 CDN/$1.00 U.S. Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as
follows:   $ 1.4831 CDN / $1.00 U.S. (1997: $1.3844 CDN / $1.00 U.S.).

     Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value Of Financial Instruments", the carrying amounts reported on the balance sheets for cash and cash equivalents, namely, "cash and short-term deposits", approximate their fair market value.

     Receivables and Prepaid Expenses

All amounts reported as receivables or prepaid expenses have been recorded at their original values. There have been no amounts written off as bad debts or provided for as an allowance against the recovery of these assets.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In these financial statements, assets, liabilities and results of operations involve significant reliance on management estimates. Actual results could differ from the use of those estimates.


PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

3.    Significant Accounting Policies (continued)

     Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", in the fiscal year ended December 31, 1998 and has applied the provisions of that statement on a retroactive basis to the previous fiscal year which resulted in no significant adjustment.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for income tax and financial reporting purposes.
There were no temporary differences at December 31, 1998 and earlier years and accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $980,000 at December 31, 1998 and $ 830,000 at December 31, 1997. No effect has been shown in the financial statements for these carryforwards as the likelihood of future tax benefit from such is not presently determinable. The potential income tax benefits of the net operating loss carryforwards of approximately $ 230,000 at December 31, 1997 and $195,000 at December 31, 1997 (based upon current income tax rates) have been offset by valuation reserves of the same amount. The net operating losses began to expire as of December 31, 1997.


PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

4.    Capital Assets

Capital assets consist of the following at December 31, 1998 and December 31, 1997:

                                            December 31, 1998
                                               Accumulated        Net Book
                                      Cost     Amortization       Value
Air terminal construction costs    $ 652,083    $ 62,076         $ 590,007

Furniture and equipment                5,154       2,318             2,836
                                   $ 657,237    $ 64,394         $ 592,843

                                            December 31, 1997
                                               Accumulated        Net Book
                                      Cost     Amortization       Value
Air terminal construction costs    $ 652,083    $ 42,058         $ 610,025

Furniture and equipment                5,154       1,663             3,491
                                   $ 657,237    $ 43,721         $ 613,516

5.   Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.   Related Party Transactions

During the years ended December 31, 1998 and 1997, the Company paid no remuneration to any director.

Directors had advanced funds to the Company in the amount of $ Nil as of December 31, 1998 (1997: $5,400). These advances were unsecured, non-interest bearing and without specific terms of repayment. During the year ended December 31, 1998, the previously recorded advances of $5,400 were written off upon instructions of management.

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

7.  Capital Stock
     Authorized:
       50,000,000 common shares with a
         stated par value of $ .001/share
        3,000,000 preferred cumulative
         convertible shares with a stated
         par value of $ .001/share
    Common Shares Issued:
                                      Number of Shares       Consideration
     To August 31, 1993
            - for cash                      300,000          $      300
     Prime Air Inc. share exchange
            - June 28, 1994               2,700,000             350,296
     During year ended December 31, 1995
            - for cash                      562,550             131,756
     Balance at December 31, 1995         3,562,550             482,352

     During year ended December 31, 1996
            - for cash                    1,510,558             755,279
            - consulting and related
               services                   1,483,673               1,483
                                          2,994,231             756,762
     Balance, December 31, 1996           6,556,781           1,239,114

     During the year ended
      December 31, 1997
            - shares-for-debt settlements   255,432             130,751
            - consulting and related
               services                     328,000                 328
                                            583,432             131,079
      Balance, December 31, 1997          7,140,213           1,370,193

During the year ended December 31, 1998
            - shares-for-debt settlements    93,015              27,370
            - consulting and related
               services                   1,953,727               1,954
            - Transfer Agent correction      (6,000)                 (6)
                                          2,040,742              29,318
                                          9,180,955           1,399,511

            - Two for One" share split    8,832,155          ______-___

      Balance, December 31, 1998         18,013,110        $  1,399,511

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


7.    Capital Stock (continued)


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

   $ 67 US ($100 CDN) per annum for the initial six (6) years (1993 through 1998) and thereafter;

   5% of gross receipts per annum derived from the operation of the terminal facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation. The lease commitment amounts for 1999 through 2003 cannot be quantified as the amount of gross receipts for those years cannot be determined and active operation of the terminal facilities has not yet commenced.


EXHIBIT 10.8

CHANEN, PAINTER & COMPANY, LTD.
INVESTMENT BANKERS

INVESTMENT BANKING AGREEMENT

1.0 PARTIES AND RECITALS

     1.01 Chanen, Painter & Company, Ltd. ("Advisor"), is a State of Washington corporation engaged in the investment banking business. It will have the option to conduct this agreement through its wholly owned and National Association of Securities Dealers regulated subsidiary, CCCP Securities, Ltd.

     1.02 Prime Air Inc. ("Client") is a State of Nevada Corporation formed to lock up and develop the airport rights on a lease basis with the municipality of Pemberton B.C. and therefore pursue revenue opportunities available with all air traffic and peripheral businesses.

2.0 DEFINITIONS

     2.01 "Financing Desired" Client desires Advisor to provide assistance and advice to it to obtain capital to finance its business activities.

     2.02 "Advisor's Services" means the styles of Advisor to Client as set forth in Article 3.0.

     2.03 "Business Plan" means the plan adopted and promulgated by Client as the plan for the conduct and growth of its business.

     2.04 "Documentation" means all materials used and shall include without limitation the Business Plan, Private Placement Memorandum, subscription agreements, due diligence materials, legal documentation and promotional materials.

     2.05 "Investment Banking Transaction" means any transaction by which equity capital, debt capital (a.k.a. phantom equity or structured debt, as opposed to commercial debt), operating funds or services with a definable value we acquired by or committed to Client, including, but not limited to: equity, debt, joint ventures, partnerships, strategic corporate alliances, research and development agreements, licensing agreements, royalty agreements, mergers, acquisitions, warrants, options, non-cash stock, asset transfers or any other form of equity investment or secured or unsecured finance transaction. In addition, the following transaction(s) can also be included in the definition if they are assigned by Client to Advisor in writing; contact research; take or pay agreements; or set price manufacturing contracts.

     2.06 "Offering Materials" means materials prepared, collated or collected by Advisor for presentation to a potential investor, or a licensee, joint venture or long-term supply contractor in connection with an Investment Banking Transaction.

     2.07 "Product(s)" means all products and services marketed, or intended to be marketed, by Client.

3.0     SERVICES OF ADVISOR

     3.01 "Retention of Services" The Client hereby retains the services of Advisor on an exclusive basis.

     3.02 "Description of Services" Advisor will provide business advice to client on various components of Client's business including the structuring of Client's business to attract equity and/or debt financing and/or other services regarding Client's business activities. Advisor will also help Client raise such debt or equity financing or facilitate other services in such amounts and kinds as may be mutually agreed upon.

     3.03 " Conditions of Services" Advisor will provide the aforementioned services solely on a BEST EFFORTS BASIS with no guarantee of the success of some or all of the financing.

     3.04 "Syndication" Advisor may syndicate its performance hereunder, with other National Association of Securities Dealers member firms, with prior written approval of Client.

     3.05 "Representations As To Product(s)" Advisor shall make no representations to potential investors or third parties modifying the terms and conditions of Client's Product(s) warranty or warranties. Advisor shall be entitled to rely on such Product(s) warranties as may be furnished to Advisor by Client or as my be provided in the Uniform Commercial Code and to inform potential investors and third parties of such warranties, if required in the course of performing its services hereunder.

     3.06 "Future Advisory Services" If an Investment Banking Transaction is successfully consummated within the initial term of this agreement, Advisor will have the right to be included as an investment banker in the next transaction at an amount up to five times that accomplished in the previous round of financing with terms that are competitive within the industry, and will have the continual right for each subsequent transaction if the previous transaction was successful, up to but not including, any initial public offering.

     3.07 "Board Representation" Advisor will have the right to designate a representative to serve on Client's Board of Directors. Said designated board member's services shall be compensated (or not compensated) in the same manner as other members of Client's Board of Directors. Also, said designated board member shall be entitled to receive regular financial reports and statements as are provided to other members of Client's Board of Directors.

4.0     TERM, TERMINATION

     4.01 "Initial Term; Extension" The initial term of this Agreement shall be 9 months from the date at which time Client signs off on the Business Plan that will be used as a sales tool in this offering. The term shall be automatically renewed for successive six month terms thereafter, unless written notice to the contrary is provided by one party to the other not less than thirty days prior to such automatic renewal.

     4.02 "Termination" Either party may terminate this Agreement by written notice to the other party for material breach hereof.

5.0     COMPENSATION

For service hereunder, Advisor shall receive compensation from Client as follow:

     5.01     "Compensation during Term"

(a) Client agrees to a $35,000 retainer fee which is payable to Advisor upon signing of this Agreement. This retainer is in consideration for due diligence work, time spent in pre-selling process, advising Client upon various parts of the business plan, and the Advisor's direct participation in writing portions of the business plan, offering memorandum and subscription agreements, along with other Advisory Services which includes representation in securing capital or strategic agreements.

(b) For any equity Investment Banking Transaction that closes during the term of this Agreement, or which closes within one 1 year thereafter by registered (recorded in writing to Client within fifteen days following the term) potential investors who actively pursue making an investment during the term of this Agreement, Client shall pay Advisor a closing fee equal to nine percent (9%) of the first $1 million in cash (and/or the agreed upon value of non-cash consideration) received by Client, seven percent (7%) of the next $1 million dollars of value, and five percent (5%) thereafter. These percentages shall be applied to the aggregate of all sums invested.

(c) For any debt Investment Banking Transaction that closed during the term of this agreement, or which closed one year thereafter due to a source of debt capital introduced by Advisor, Client shall pay Advisor a fee of one and one-quarter percent (1 1/4%).

     5.02 "Time of Compensation" The closing statements as to such Investment Banking Transaction shall include the compensation due to Advisor and Advisor shall be entitled to attend such closing at its expense. The closing compensation due (transaction fee) identified in 5.01(b) above will be paid to Advisor within two business days of closing (receipt of funds). If periodic funds are received by Client, Advisor shall be paid by the first Friday following Clients receipt of funds.

     5.03 "Warrants" Advisor shall receive warrants to purchase shares equal to four percent (4%) of equity securities of the issued and outstanding stock of the Client if the full offering (to be mutually agreed upon later) is raised, and a proportionate percentage of warrants for equity securities if a lesser amount of the offering is raised, all as provided below. The exercise price of the warrants shall be at the same price as determined by the last investor of the round of financing subject to the terms of Client and Advisor's mutually agreed upon investment instruments and documentation. The warrants shall be exercisable for a period of seven (7) years from the date granted, and shall be callable by the Company, after a reasonable opportunity for exercise by Advisor, if Client is selling all or substantially all of its assets of capital.

     5.04 "Expenses" Client shall reimburse Advisor for documented, reasonable out of pocket expenses incurred by Advisor in connection herewith, including without limitation, reasonable expenses of outside professional and technical persons commissioned per prior mutual agreement between Client and Advisor, travel, entertainment, postage, express mail, long distance telephone calls and other out of pocket expenses. All expenses in excess of $100 must be previously approved by Client in writing. Expenses will be billed monthly with net thirty day terms.

6.0     CONFIDENTIALITY

     All information delivered by Client to Advisor shall be maintained as confidential by
Advisor. Advisor shall use such information only in connection with the performance of its duties hereunder, provided Advisor shall not disclose any such confidential information to anyone without the express permission of Client or as required by law or court order. All Offering Materials prepared for Client by Advisor shall be subject to review by Client and shall not be distributed if Client determines, in Client's sole discretion, that they would disclose Client's confidential information or are otherwise inappropriate.

7.0     OFFERING MATERIALS APPROVAL

     Advisor shall not distribute any Offering Materials to third parties unless and until the terms and materials have been reviewed and approved for such use by Client.

8.0     NO PARTNERSHIP OR JOINT VENTURE

     Nothing herein shall be construed to render one party liable for any present or future debts, obligations or liabilities of the other or to create a partnership or joint venture, or to render one party the employee of the other.

9.0     ADVISOR REPRESENTATION AND WARRANTIES

     9.01 Advisor represents and warrants to Client that: (i) it is a Washington corporation in good standing and authorized to conduct its business and perform the services it has covenanted to perform for Client hereunder;
(ii) it is in all material respects in compliance with provisions of all federal, state and local laws and regulations, and has all authorizations, approvals, and consents, orders, registrations, licenses, or permits of any court or governmental agencies or bodies which are required; (iii) its entry into this Agreement bas been authorized by its Board of Directors and that the officers of Advisor executing this Agreement have been duly authorized to do so for and on its behalf; and (iv) this Agreement, when duly executed by all parties, will constitute a valid and binding agreement, enforceable against it in accordance with its terms, and its entry into and performance hereunder does not violate any outstanding obligation, contractual or otherwise, which Advisor may owe to any third party, nor any order, writ, injunction, decree, judgement, statute, rule, law or ruling. Advisor will provide Client with such documentation of the. foregoing as Client shall reasonably require and request in writing.

     9.02 Advisor hereby agrees to defend, indemnify and hold harmless Client, its directors, officers, sub-contractors and employees, successors and assigns from and against any and all claims, demands, suits at law or in equity, loss, damage, attorney's fees and liability of any kind due to, arising out of or resulting from a breach of any covenant, representation or warranty made by Advisor in this Agreement.

10.0     CLIENT REPRESENTATION AND WARRANTIES

     10.01     "Authority"  Client represents and warrants to Advisor that:
(i) it is a legal corporation organized under the laws of the State of its organization and is in good standing and duly authorized to conduct its business and the transactions contemplated hereby; (ii) its entry hereunto has been authorized by its President executing this Agreement and has been duly authorized to do so for and on its behalf; and, (iii) this Agreement, when duly executed by all parties, will constitute a valid and binding agreement, enforceable against Client in accordance with its terms, and that its entry into and performance hereunder does not violate any outstanding obligation, contractual or otherwise, which Client way owe to any third party, nor any order, writ, injunction, decree, judgment, statute, rule, law or ruling. Client will provide Advisor with such documentation of the foregoing as Advisor shall reasonably require and request in writing.

     10.02     "Information"  Client represents and warrants to Advisor that:
(i) all information and Documentation furnished by it to Advisor accurately will depict Client and its business and proposed business and will not, to Client's knowledge, contain material misstatements or omissions; that (ii) Offering Materials which Client approves as provided in Section 7.0 will accurately depict and represent Client and its business and proposed business, and will not contain any material misstatements or omissions of material facts which would tend to make the representations set forth therein materially false or misleading.

     10.03 "Public/Investor Communications" Advisor retains the right to approve all written communications from Client to shareholders, prospective shareholders, and the general public including various media groups.

     10.04 "Hold Harmless" Client hereby agrees to defend, indemnify and hold harmless Advisor, its directors, officers, sub-contractors and employees, successors and assigns from and against any and all claims, demands, suits at law or inequity, loss, damage, attorney's fees and liability of any kind due to, arising out of or resulting from a breach of any covenant, representation or warranty made by Client in this Agreement, or arising out of or resulting from any claim for or actual damage incurred by an investor in an Investment Banking Transaction, except to the extent such claim is based on Advisor's negligence or fault. Client further acknowledges and agrees that Advisor shall have no liability of any nature whatsoever due to or arising from a breach of Client's warranties, express or implied, as to Client's Product(s) and/or Service(s), and Client agrees to defend, save, and hold Advisor harmless from any claim of whatever nature arising therefrom.

11.0     MISCELLANEOUS

     11.01 "Legal Compliance" Both parties shall comply with all laws, rules, relations, orders, decrees, judgments and other governmental acts of the United States of America and any nations and their political subdivisions, agencies and instrumentalities that may be applicable to the parties or their activities hereunder, and each party shall require its affiliates and/or licensees to do the same. Client shall take such steps as may be necessary with respect to compliance with foreign exchange regulation or other similar requirements to assure the right of Client to receive funds from foreign countries and to remit compensation payable hereunder to foreign countries, and shall keep Advisor informed of same. Each party shall cooperate with the other in the preparation, execution, and delivery of documents and the performance of acts necessary or desirable for each party to comply with this Section.

     11.02 "Waiver" The failure of either party at any time to require performance by the other party of any provision hereof shall not affect in any way nor derogate the full right to require such performance at my time thereafter, nor shall the waiver by either party of a breach of any provision hereof be held to be a waiver of the provision itself. No breach shall be excused unless such waiver or excuse of breach is in writing and signed by the waiving or excusing party. No written waiver or excuse shall constitute a waiver or excuse of any other or subsequent breach.

     11.03 "Notice" Notices given hereunder shall be in writing, although preliminary notice may be given by facsimile transmission, and shall be deemed received when personally delivered, (by overnight courier or otherwise) or seven days after mailing by certified or registered mail, return receipt requested, postage prepaid, to the following respective address:

Notice to Advisor:     Chanen, Painter & Company, Ltd.
                       29th Floor, US Bank Centre Building
                       1420 Fifth Avenue, Suite 2975
                       Seattle, Washington 98101

Notice to Client:      Prime Air, Inc.
                       7777 Perimeter Rd. M/S #7
                       Boeing Field
                       Seattle, Washington 98108
                       Blaine Haug, Chairman/CEO

Either party may change such notice address by giving notice of such change to the other party.

     11.04 "Arbitration" Except when arbitration would result in non-joinder in the arbitration of another who could be joined in an appropriate court, any dispute under this Agreement shall be settled by arbitration in King County, State of Washington, pursuant to the Commercial Rules, then obtaining, of the American Arbitration Association. The decision of the arbitrator shall be final and binding on the parties as to issues of fact, but either party may appeal all issues of law to m appropriate court of law.

     11.05 "Entire Agreement; Modification" This Agreement supersedes any and all other agreements, either oral or written, between the parties and contains all of the covenants and agreements between the parties pertaining to its subject matter. Each party acknowledges that no representations, inducements, promises or agreements, orally or otherwise, have been made by any party or anyone acting on behalf of any party which are not embodied herein. No modification hereof shall be effective unless in writing and signed by both parties.

     11.06 "Effect of Partial Invalidity" If any provision of this Agreement not essential to its principal objectives is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way, and each party agrees to interpret and apply the Agreement to implement its intent to the extent permitted by law.

     11.07 "Survival" All indemnities, covenants, representations and warranties contained in Sections 3.0, 4.0, 5.0, 6.0, 7.0, 8.0, 9.0, 10.0, and
11.0 and their subparagraphs shall survive the expiration or termination hereof.

     11.08 "Effective Date" The Effective Date of this Agreement shall be November 19, 1998. IN WITNESS WHEREOF, the undersigned have executed this Agreement

Chanen, Painter & Company, Ltd.                     Prime Air, Inc.

By:     /s/ J. Scott Painter                    By: /s/  Blaine Haug
               Principal                                 Chairman/CEO

EXHIBIT 23

Rutherford & Company
Chartered Accountants
________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874


ACCOUNTANTS' CONSENT

We hereby consent to the use of our audit report of Prime Air, Inc. (Nevada), dated April 15, 1999, for the years ended December 31, 1998 and 1997 in the Form 10K SB Statement for Prime Air, Inc. (Nevada).

We also consent to the use of our auditing firm as experts in the 10K SB Registration Statement for Prime Air, Inc. (Nevada).


April 15, 1999                          "Rutherford and Company"
Richmond, Canada                         CHARTERED ACCOUNTANTS