Form 10KSB/A
period 1998-12-31
PRIME AIR INC
filed 1999-05-17
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

            Form 10-KSB/A-1

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

     The following items from the Company's annual report on Form 10-KSB for the year ended December 31, 1998, are hereby amended as follows:

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company was quoted on the OTC Electronic Bulletin Board through approximately July 23, 1996, and from March 27, 1997 until present. There is currently no established public trading market for the Common Stock. The table below sets forth for the periods indicated the high and low bid quotations as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
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

     As of April 13, 1999, there were approximately 368 holders of record of the Common Stock as reported to the Company by its transfer agent.

     No cash dividends have been declared or paid as yet on the Common Stock and the Board of Directors has not established a dividend policy.

     During the quarter ended December 31, 1998, the Company sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

     a.On November 18, 1998, the Company issued 20,000 shares of its common stock to McNeal & Associates for consulting services rendered to the Company by Mr. Wayne McNeal.

     b.Also on November 18, 1998, the Company issued 150,000 shares of its common stock to Richard Shrieves for consulting services rendered to the Company by Mr. Schrieves.

     c.Also on November 18, 1998, the Company issued 40,000 shares of common stock to James Parkes for consulting services rendered to the Company by Mr. Parkes.
     All of the aforesaid securities set forth immediately above were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering, each recipient of securities having delivered appropriate investment representations to Registrant with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such securities. No underwriting discounts or commissions were paid in connection with such issuances.

ITEM 7.  FINANCIAL STATEMENTS

     Amended financial statements of the Company are attached to this amended report.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of April 1, 1999, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                  Amount and Nature
Name and Address                  of Beneficial
of Beneficial Owner               Ownership(1)           Percent of Class

Phillip Johnston                  1,834,450(2)            9.34%
PMB7 Hibiscus Square Pond St.
Grand Turk
Turks and Caicos Island, BWI

Patricia Jarvis                   1,037,410               5.28%
P.O. Box 1056
Renton, WA 98057

Blaine Haug                         650,000               3.31%

Royle Smith                         966,000               4.92%

John Eberhard                       415,340(3)            2.11%

Gregory Duffy                       375,000               1.90%

Officers and Directors
as a Group (4 persons)            2,406,340              12.25%
___________

     (1)Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2)Of  these  shares,   140,000  are  held   directly  of  record by
Confederation Capital Corporation Ltd., 1,170,625 are held directly of record by Dolphin Trading Ltd., and 523,825 are held directly of record by TRD Investments Ltd. See "Item 12. Certain Relationships and Related
Transactions."

     (3)Of theses shares, 10,000 are beneficially owned directly and of record by Mr. Eberhard's wife, and 205,340 are held in a brokerage account controlled by Mr. Eberhard.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1998, the Company borrowed $106,500 from TRD Investments Ltd. ("TRD"), a company believed to be controlled by Phillip Johnston, owning in excess or 5% of the outstanding Common Stock of the Company. (See "Item 11. Security Ownership of Certain Beneficial Owners and Management.") During the first quarter of 1999 the Company and TRD converted $92,000 of such debt into Common Stock of the Company and the Company issued to TRD 423,200 shares of Common Stock. The remaining balance of $14,500 is due and payable by the Company immediately upon receiving funding to commence operations, or payable upon demand at any time after July 31, 1999. No interest is payable upon such outstanding balance. During the first quarter of 1999 the Company borrowed $27,900 from TRD and $17,500 from Dolphin Trading Ltd. ("Dolphin"), another company believed to be controlled by Mr. Johnston. Of the funds borrowed from TRD during the first quarter of 1999, $17,500 has been converted into 100,625 shares of Common Stock of the Company. All of the funds borrowed from Dolphin during the first quarter of 1999 have been converted into 100,625 shares of Common Stock of the Company. The Company has no specific arrangements with TRD concerning the repayment of the remaining balance of $10,400.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRIME AIR, INC.

Date: May 14, 1999                    By /s/ Blaine Haug, President



Date: May 14, 1999                    By /s/ Gregory Duffy, Director
                                             and Chief Financial Officer

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



Richmond, Canada
April 15, 1999                                              Chartered
Accountants


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

The Company has cumulative net operating loss carryforwards of approximately
$ 980,000 at December 31, 1998 and $ 830,000 at December 31, 1997. No effect has been shown in the financial statements for these carryforwards as the likelihood of future tax benefit from such is not presently determinable. The potential income tax benefits of the net operating loss carryforwards of approximately $ 230,000 at December 31, 1997 and $195,000 at December 31, 1997 (based upon current income tax rates) have been offset by valuation reserves of the same amount. The net operating losses began to expire as of December 31, 1997.



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


5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment. Included therein is an amount of $106,500 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 1,310,625 shares of common stock of the Company, that holding representing 7.28% of the issued and outstanding capital of the Company.


6.   Related Party Transactions

During the years ended December 31, 1998 and 1997, no cash remuneration was paid to any director or officer of the Company. However, 2,000,000 (post-split) restricted common shares of capital stock were issued to directors and officers during the year ended December 31, 1998 (1997: 650,000 shares) for services rendered. These shares have been attributed a nominal value of $ .001 per share.


PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

7.    Capital Stock
     Authorized:
          50,000,000 common shares with a
                       stated par value of $ .001/share
            3,000,000 preferred cumulative convertible shares
                       with a stated par value of $ .001/share

     Common Shares Issued:
                                    Number of Shares       Consideration
     To August 31, 1993
          - for cash                        300,000          $      300
     Prime Air Inc. share exchange
          - June 28, 1994                 2,700,000             350,296
     During year ended
      December 31, 1995
          - for cash                        562,550             131,756
     Balance at December 31, 1995         3,562,550             482,352

     During year ended
      December 31, 1996
          - for cash                      1,510,558             755,279
          - consulting and
            related services              1,483,673               1,483
                                          2,994,231             756,762

     Balance, December 31, 1996           6,556,781           1,239,114

     During the year ended
      December 31, 1997
          - shares-for-debt settlements     255,432             130,751
          - consulting and
            related services                328,000                 328
                                            583,432             131,079

     Balance, December 31, 1997           7,140,213           1,370,193

     During the year ended
      December 31, 1998
          - shares-for-debt settlements      93,015              27,370
          - consulting and
            related services              1,953,727               1,954
          - Transfer Agent correction        (6,000)                 (6)
                                          2,040,742              29,318
                                          9,180,955           1,399,511
          - "Two for One" share split     8,832,155          __________

     Balance, December 31, 1998          18,013,110        $  1,399,511

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