Form 10QSB
period 1999-03-31
PRIME AIR INC
filed 1999-05-17
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 30, 1999, there were 19,647,560 shares of the Registrant's Common Stock outstanding.


PART I

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements attached hereto and included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles nave been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

PRIME AIR INC.
(A Development Stage Company)
(A Nevada Corporation)

Consolidated Financial Statements

March 31, 1999 and 1998 and December 31, 1998

(Unaudited - See Notice to Reader)

Notice to Reader

Balance Sheets

Statements of  Operations and Deficit

Statements of Cash Flows

Notes to Financial Statements

Koch & Associates
_________________________________________
Ste 601 - 938 Howe Street, Vancouver, B.C. V6Z 1N9   Tel (604)684-5700  Fax
(604)684-7211



NOTICE TO READER

     We have compiled the consolidated balance sheet of Prime Air Inc., a Nevada company, as at March 31, 1999 and statements of loss and deficit for the three month period then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned these statements may not be appropriate for their purposes.

                                     "Koch & Associates"
April 28, 1999                         Certified Management Accountants
Vancouver, B.C.

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)

                                 March 31          March 31          December 31
                                 1999              1998              1998
                                 (Unaudited)       (Unaudited)       (Audited)

                      ASSETS


Current Assets
  Cash and short-term deposits   $    6,595        $    11,328          7,433
  Prepaid expenses and deposit        1,545                  -          3,091
  GST recoverable                     5,116              1,587          5,116
                                     13,256             12,915         15,640

Capital Assets (Note 4)             587,675            607,868        592,843


                                 $  600,931        $   620,783        608,483


                    LIABILITIES

Current Liabilities
  Accounts payable and accruals  $   75,809        $   104,471         79,405
  Notes and advances payable
   (Note 5)                           3,254              3,495        109,754
  Notes and advances from
   related parties  (Note 6)              -              5,400              -
                                     79,063            113,366        189,159


            SHAREHOLDERS' EQUITY

Capital Stock  (Note 7)
  Authorized:
    50,000,000 common shares with
    a stated par value of $
    .001/share 3,000,000
    preferred cumulative
    convertible shares with a
    stated par value of $
    .001/share Issued:
    19,647,560 common shares         19,648              7,140         18,013
     (March 31, 1998 14,280,426;
      December 31, 1998 18,013,110)

  Share subscription receivable           -                (20)             -

  Capital in excess of par value  1,507,873          1,355,740      1,381,498
                                  1,527,521          1,362,860      1,399,511
Accumulated Deficit During
  Development Stage              (1,005,653)          (855,443)      (980,187)
                                    521,868            507,417        419,324

                                 $  600,931        $   620,783        608,483


Approved on Behalf of the
Board:

                     Director

                     Director


See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)
                                 Three Months       Three Months    Year Ended
                                 Ended March 31     Ended March 31  December 31
                                     1999               1998            1998
                                  (Unaudited)        (Unaudited)     (Audited)

Direct Costs
  Flight operations              $          -     $            -           -

Administrative and General
  Audit and accounting                  1,287                  -      27,685
  Advertising                               -                  -       3,949
  Amortization                          5,168              5,648      20,673
  Automotive                                -                  -           -
  Bad debts                                 -                  -       1,933
  Consulting  fees                      3,299                  -       9,862
  Insurance                             1,601              1,977       5,043
  Interest and service charges             65                  -       1,041
  Legal                                     -              3,586       9,840
  Management remuneration                   -                  -           -
  Office and general                   20,958              2,578       8,737
  Rent - airport facility                   -                  -          67
  Repair and maintenance                  138                  -       5,047
  Telephone and utilities               2,721              6,025      15,280
  Transfer agent and filing fees          100              3,544      13,825
  Travel, promotion and entertainment       -              3,166      29,823
                                       35,337             26,524     152,805

Other Income (Expense)
  Gain (loss) on foreign exchange
   conversion                           9,871                  -         286
  Interest income                           -                  -       1,251
                                        9,871                  -       1,537

Net Loss                              (25,466)           (26,524)   (151,268)


Net Loss Per Common Share          $  (0.0013)       $   (0.0019)    (0.0089)

Weighted Average Common Shares
 Outstanding                        19,102,743        13,792,450  16,943,937
(Giving effect to 2:1 share split)

                         See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)
                                   Three Months      Three Months    Year ended
                                   Ended March 31    Ended March 31  December 31
                                       1999              1998           1998
                                    (Unaudited)       (Unaudited)    (Audited)


NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING
ACTIVITIES:

OPERATING
  Net loss                          $   (25,466)     $   (26,524)    (151,268)
  Non-cash charge - amortization          5,168            5,648       20,673
                                        (20,298)         (20,876)    (130,595)

  Change in non-cash working
   capital balances relating to
   operations                            (2,050)          20,816      (10,870)
                                        (22,348)             (60)    (141,465)


FINANCING
  Notes and advances payable           (106,500)               -      106,259
  Notes and advances from related
   parties                                    -                -       (5,400)
  Issue of capital stock                128,010                -       36,651

                                         21,510                0      137,510


INVESTING
  Acquisition of capital assets               -                -            -

NET CASH INFLOW (OUTFLOW)                  (838)             (60)      (3,955)

CASH, BEGINNING OF PERIOD                 7,433           11,388       11,388

CASH, END OF PERIOD                 $     6,595      $    11,328        7,433

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

See Accompanying Notes To Financial Statements

PRIME AIR INC.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                     Capital in                    Accumulated
                                     Excess of          Share     Deficit During
                 Common Shares      (Less than)     Subscriptions  Development
                Shares      Amount    Par Value       Receivable       Stage

Balance
Forward       6,556,781    $   6,557  $  1,225,244   $     (20)   $  (639,222)

Issue of
common shares
for services
at nominal
value           328,000          328           -            -               -

Issue of
common shares
for debt
settlements:
at
$ .500/share    124,252          124        62,001          -               -
at
$ .504/share     36,380           36        18,303          -               -
at
$ .530/share     94,800           95        50,192          -               -

Net loss for
the year ended
December 31,
1997                -             -           -             -         (189,697)

Balance,
December 31,
1997          7,140,213        7,140     1,355,740        (20)        (828,919)


Issue of
common shares
for debt
settlements:
at
$ .3935/share    10,000           10         3,863          -               -
at
$ .4006/share    18,215           18         7,279          -               -

Issue of common
shares for
services
at nominal
value         1,663,727        1,664          -             -               -
              8,832,155        8,832     1,366,882        (20)        (828,919)

Two for one
stock split,
May 18, 1998  8,832,155        8,832        (8,832)         -               -
             17,664,310       17,664     1,358,050        (20)        (828,919)

Issue of
common shares
for debt
settlement:
at
$ .25/share      64,800           65        16,135          -               -

Issue of
common
shares for
services
at nominal
value           290,000          290          -             -               -

Transfer Agent
adjustment       (6,000)          (6)         -             -               -

Write off of
uncollectable
share
subscription
receivable          -             -          7,313         20               -

Net loss for
the year ended
December 31,
1998                -             -           -             -         (151,268)

Balance,
December 31,
1998            18,013,110      18,013   1,381,498          -         (980,187)

Issue of
common
shares for
debt
settlement:
at
$ .20/share        624,450         624     126,376          -               -

Issue of
common shares
for services
at nominal
value            1,010,000       1,010        -             -               -

Net loss for
the three months
ended
March 31, 1999        -            -          -             -          (25,466)

Balance,
March 31,
1999            19,647,560     $19,648   $1,507,874      $  -      $ (1,005,653)

See Accompanying Notes To Financial Statements

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999

(Unaudited - See Notice to Reader)


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

On November 10, 1996, Prime Air Inc (a Nevada corporation) was formed, the purpose of which will be to change the domicile of the Company to the State of Nevada.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999
(Unaudited - See Notice to Reader)

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

Reporting Currency
All amounts in these consolidated financial statements are reported in U.S. funds being converted from Canadian funds where applicable at the average annual rate as posted by the Internal Revenue Service of the United States as follows:
     1998:     $ 0.6743 U.S. /  $ 1.  CDN

4.    Capital Assets

                                                     1999       1998
                                      Accumulated    Net Book   Net Book
                              Cost    Amortization   Value      Value

Air terminal
construction costs        $ 652,084    $ 67,080     $ 585,004    $ 590,007

Furniture and equipment       5,153       2,482         2,671        2,836

                          $ 657,237    $ 69,562     $ 587,675    $ 592,843

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.   Related Party Transactions

During the three months ended March 31, 1999, the Company issued 800,000 restricted common shares to a director at nominal value pursuant to a management contract. Also during the year ended December 31, 1998, the company borrowed $106,500 from a shareholder. During the first quarter of 1999 the Company converted $92,000 of such debt to 423,200 shares of Common Stock of the company. The remaining balance of $ 14,500 is due and payable by the Company immediately upon receiving funding to commence operations or upon demand at any time after July 31, 1999. During the first quarter of 1999 the company borrowed $45,400, $35,000 of which has been converted to 201,250 shares of Common Stock of the company.

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999
(Unaudited - See Notice to Reader)

7.    Capital Stock
     Authorized:
          50,000,000 common shares with a
                       stated par value of $ .001/share
           3,000,000 preferred cumulative convertible shares
                       with a stated par value of $ .001/share

     Common Shares Issued:
                                    Number of Shares          Consideration
     To August 31, 1993
          - for cash                         300,000          $      300
     Prime Air Inc. share exchange
          - June 28, 1994                  2,700,000             350,296
     During year ended December 31, 1995
          - for cash                         562,550             131,756
     Balance at December 31, 1995          3,562,550             482,352
     During year ended December 31, 1996
          - for cash                       1,510,558             755,279
          - consulting and related
            services                       1,483,673               1,483
                                           2,994,231             756,762

     Balance, December 31, 1996            6,556,781          $1,239,114

     During the year ended
      December 31, 1997
          - shares-for-debt settlements      255,432             130,751
          - consulting and related
            services                         328,000                 328
                                             583,432             131,079

     Balance, December 31, 1997            7,140,213          $1,370,193

     During the year ended
      December 31, 1998
          - shares-for-debt settlements       93,015              27,370
          - consulting and related
            services                       1,953,727               1,954
          - Transfer Agent correction         (6,000)                 (6)
                                           2,040,742              29,318
                                           9,180,955           1,399,511
          - "Two for One" share split      8,832,155          __________

     Balance, December 31, 1998           18,013,110           1,399,511

     During the three months ended
      March 31, 1999
          - shares-for-debt settlements      624,500             127,000
          - consulting and related
            services                       1,009,950               1,010

     Balance, March 31, 1999              19,647,650        $  1,527,521

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999

(Unaudited - See Notice to Reader)

7.    Capital Stock (continued)

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

     During the last four years, the operations of the Company have been funded from equity participation of the owners. Total cash raised from equity funding from March 1992 to December 31, 1994 was $349,808, $131,755 for 1995 and $756,763 for 1996. No funds were raised during 1997, but the Company did convert $130,751 of debt into common stock of the Company. No debt was converted during 1998. In the three months ended March 31, 1999, the Company converted debt of $127,000 into common stock of the Company.

     The Company has realized a cumulative loss of $1,005,653 since March 1992, and anticipates similar losses until operations begin.

     The Company presently has no cash on hand to allow operations to commence. The Company expects to pay approximately $85,000 to cover legal, insurance, and other essential expenses during the next 12 months whether operations commence or not.

     Prime Air (BC)'s sole fixed obligation is the payment of $100 CAD per annum to the Village of Pemberton under the terms of its Airport Lease and Operating Agreement.

     The Company proposes to raise a minimum of $3,000,000 and a maximum of $6,000,000 during the next year. However, there is no assurance that the Company will be able to raise such funds during the next year. This funding will provide sufficient cash to start operations, make capital improvements to the Pemberton Airport and terminal building, and sustain flight operations for some time.

     An agreement dated October 30, 1998, was signed between the Company and Chanen Painter & Company Limited, Investment Bankers to attempt to raise capital on behalf of the Company.

     Should operations commence during 1999, the Company anticipates hiring approximately six full-time employees during the next 12 months.


PART II  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 1999, the Company sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

a. On February 18, 1999, the Company issued 423,200 shares of its common stock to TRD Investments Ltd., as repayment for monies advanced to the Company during 1998.

b. Also on February 18, 1999, the Company issued 100,625 shares of common stock to TRD Investments Ltd., for monies advanced to the Company during 1999.

c. Also on February 18, 1999, the Company issued 100,625 shares of common stock to Dolphin Trading Ltd., as repayment for monies advanced to the Company during 1999.

d. Also on February 18, 1999, the Company issued 400,000 shares of common stock to Blaine Haug pursuant to the terms of his employment agreement through the date of cancellation. See "Item 5. Other Information."

e. Also on February 18, 1999, the Company issued 400,000 shares of common stock to Royle Smith pursuant to the terms of his employment agreement through the date of cancellation. See "Item 5. Other Information."

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

ITEM 5.  OTHER INFORMATION

Effective April 30, 1999, Blaine Haug, an officer and director of the Company at such time, and Royle Smith, an officer of the Company at such time, terminated their employment contracts with the Company. Also, in connection with such terminations, Mr. Smith resigned as president of the Company. Mr. Haug has been appointed as the interim president of the Company and remains a director and chairman of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are included as part of this report:

     EXHIBIT NO.     DESCRIPTION OF EXHIBIT                    PAGE

     10.8            Cancellation of Employment Agreement      40
                     for Mr. Smith dated April 30, 1999

     10.9            Cancellation of Employment Agreement      43
                     for Mr. Haug dated May 1, 1999

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                   PRIME AIR, INC.


Date: May 14, 1999                    By /s/ Blaine Haug, President


Date: May 14, 1999                    By /s/ Greg Duffy, Principal Financial
      and Accounting Officer


EXHIBIT 10.8
PRIME AIR INC.
- and -
ROYLE SMITH

CANCELLATION OF EMPLOYMENT AGREEMENT
April 30, 1999

CANCELLATION OF EMPLOYMENT AGREEMENT

          THIS Agreement made effective as of April 30,1999 between:

PRIME AIR INC., 1950-1177 West Hastings Street, Vancouver, British Columbia V6E 2K3

          ("Prime Air")
- and -

ROYLE SMITH, 8598 112 Street, Fort Saskatchewan, Alberta  T8L 3V8

          (the "Employee")

RECITALS:

A.By an employment agreement made between Prime Air and the Employee as of January 18, 1996 (the "Employment Agreement"), Prime Air employed the Employee as its Chief Operating Officer;

B.Prime Air and the Employee each now wish to cancel and terminate the Employment Agreement on the terms and conditions set out herein.

NOW THEREFORE for certain good and valuable consideration, the receipt and sufficiency of which each party hereby acknowledges, the parties hereto covenant and agree as follows:

ARTICLE 1
INTERPRETATION

Section 1.1 Definitions

In this Agreement, including the recitals hereto, unless the subject matter otherwise requires, all capitalized and defined terms shall have the same meaning as ascribed thereto in the Employment Agreement and shall be interpreted and applied mutatis mutandis as required by the subject matter and context of this Agreement.

Section 1.2 Interpretation Not Affected by Headings

The division of this Agreement into separate articles and sections and the insertion of headings are for convenience of reference only and shall not affect the construction or interpretation of this Agreement.

Section 1.3 Severability

If any covenant, obligation or agreement of this Agreement, or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Agreement or the application of such covenant, obligation or agreement to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each covenant, obligation and agreement of this Agreement shall be separately valid and enforceable to the fullest extent permitted by law.


ARTICLE 2
EFFECTIVE DATE

Section 2.1 Effective Date

This Agreement shall be effective as and from 11:59 p.m. (Vancouver time) on April 30, 1999 (the "Effective Date").


ARTICLE 3
CANCELLATION OF EMPLOYMENT AGREEMENT

Section 3.1 Cancellation of Employment Agreement

Prime Air and the Employee each acknowledge and agree that the Employment Agreement shall, on the Effective Date, be cancelled and terminated on the terms and conditions set out herein, the intention being that as of the Effective Date the Employment Agreement shall be of no further force or effect and the rights and obligations of the parties in respect thereof shall be entirely as set out herein.


ARTICLE 4
COMPENSATION OF EMPLOYEE

Section 4.1 Compensation of Employee

The Employee hereby acknowledges and agrees that he has received all Compensation and other amounts to which it he is entitled pursuant to the provisions of Article 3 of the Employment Agreement and hereby waives any rights or claims he may now or in the future have in respect of additional Compensation or any other rights, interest, property or amounts he may claim as being payable to him pursuant to the terms of the Employment Agreement.


ARTICLE 5
WAIVER OF TERMINATION NOTICE
AND ADDITIONAL COMPENSATION

Section 5.1 Waiver of Termination Notice and Additional Compensation

In consideration of the mutual covenants set out herein and the payment of $10 now made by each party to the other, the receipt and sufficiency of which is hereby acknowledged, each hereby waives its right to any notice of termination of the Employment Agreement from the other and the right to any compensation in connection therewith, including any claim the Employee may have for additional Compensation or other remuneration pursuant to the provisions of Articles 3 and 4 of the Employment Agreement.


ARTICLE 6
INDEMNITIES

Section 6.1 Indemnity by Prime Air

Prime Air hereby indemnifies and holds the Employee harmless from and against any actions, debts, liabilities or obligations properly incurred pursuant to the Employment Agreement or arising in the reasonable and ordinary course of business of Prime Air prior to the Effective Date, and from and against any claims arising against the Employee, including costs and expenses incidental thereto, relating to the Employee's employment prior to the Effective Date and by reason of any action taken by the Employee pursuant to the Employment Agreement.

Section 6.2 Indemnity by Employee

The Employee hereby indemnifies and holds Prime Air harmless from and against any claims, actions, debts, costs, liabilities or obligations whatsoever, at law or in equity, arising by way of any breach of the Employment Agreement prior to the Effective Date by Prime Air, its employees, servants, agents or persons for which it is responsible at law or by reason of any negligence or wrongful act of Prime Air, its employees, servants, agents or persons for whom it is responsible.

Section 6.3 Waiver of Additional Rights

The Employee hereby waives any rights, claims or privileges which may have been granted by Prime Air to the Employee, either in writing or otherwise, prior to the Effective Date, whether by resolution of the board of directors of Prime Air, representation of officers of Prime Air, or otherwise, with respect to serving as an officer or a director of Prime Air subsequent to the Effective Date.


ARTICLE 7
GENERAL

Section 7.1 Waivers

The failure of either party to insist upon the strict performance of any of the terms or provisions of this Agreement or to exercise any option, right or remedy herein contained, shall not be construed as a waiver or as a relinquishment for the future of such term, provision, option, right or remedy, the same shall continue and remain in full force and effect.

Section 7.2 Amendments

This Agreement may not be modified or amended except with the written consent of the parties hereto.

Section 7.3 Further Assurances

The parties hereto shall execute and deliver from time to time all other appropriate supplemental agreements and other instruments, and take any other actions necessary to make this Agreement effective, binding and enforceable as between them.

Section 7.4 Binding Agreement

This Agreement shall be binding upon and enure to the benefit of each of the parties including their respective successors and permitted assigns.


ARTICLE 8
EXECUTION

Section 8.1 Execution

In witness whereof the parties have executed this Agreement as of the day first above written.

PRIME AIR INC.

     /s Blaine Haug

     /s Richard T. Shrieves

SIGNED, SEALED AND DELIVERED by Royle Smith in the presence of:

_____/s______________________
        Greg Duffy
        Witness

8598 112 Street, Fort Saskatchewan Alberta, Canada
Address

_____/s______________________
        ROYLE SMITH

EXHIBIT 10.9
PRIME AIR INC.
- and -
BLAINE HAUG

CANCELLATION OF EMPLOYMENT AGREEMENT
April 30, 1999

CANCELLATION OF EMPLOYMENT AGREEMENT

          THIS Agreement made effective as of April 30, 1999 between:

PRIME AIR INC., a British Columbia company with its registered office at 1950-1177 West Hastings Street, Vancouver, British Columbia V6E 2K3

          ("Prime Air")
- and -

BLAINE HAUG, of P.O. Box 106 Arawak House, Grand Turk, Turks & Caicos Islands,
BWI

          (the "Employee")

RECITALS:

A.By an employment agreement made between Prime Air and the Employee as of January 18, 1996 (the "Employment Agreement"), Prime Air employed the Employee as its Assistant General Manager;

B.Prime Air and the Employee each now wish to cancel and terminate the Employment Agreement on the terms and conditions set out herein.

NOW THEREFORE for certain good and valuable consideration, the receipt and sufficiency of which each party hereby acknowledges, the parties hereto covenant and agree as follows:

ARTICLE 1
INTERPRETATION

Section 1.1 Definitions

In this Agreement, including the recitals hereto, unless the subject matter otherwise requires, all capitalized and defined terms shall have the same meaning as ascribed thereto in the Employment Agreement and shall be interpreted and applied mutatis mutandis as required by the subject matter and context of this Agreement.

Section 1.2 Interpretation Not Affected by Headings

The division of this Agreement into separate articles and sections and the insertion of headings are for convenience of reference only and shall not affect the construction or interpretation of this Agreement.

Section 1.3 Severability

If any covenants, obligation or agreement of this Agreement, or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Agreement or the application of such covenant, obligation or agreement to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each covenant, obligation and agreement of this Agreement shall be separately valid and enforceable to the fullest extent permitted by law.


ARTICLE 2
EFFECTIVE DATE

Section 2.1 Effective Date

This Agreement shall be effective as and from 11:59 p.m. (Vancouver time) on April 30, 1999 (the "Effective Date").


ARTICLE 3
CANCELLATION OF EMPLOYMENT AGREEMENT

Section 3.1 Cancellation of Employment Agreement

Prime Air and the Employee each acknowledge and agree that, subject to the terms and conditions set out herein, the Employment Agreement shall, on the Effective Date, be cancelled and terminated, the intention being that as of the Effective Date the Employment Agreement shall be of no further force or effect and the rights and obligations of the parties in respect thereof shall be entirely as set out herein.


ARTICLE 4
COMPENSATION OF EMPLOYEE

Section 4.1 Compensation of Employee

The Employee hereby acknowledges and agrees that he has received all Compensation and other amounts to which he is entitled pursuant to the provisions of Article 3 of the Employment Agreement and hereby waives any rights or claims he may now or in the future have in respect of additional Compensation or any other rights, interest, property or amounts he may claim as being payable to him pursuant to the terms of the Employment Agreement.


ARTICLE 5
WAIVER OF TERMINATION NOTICE
AND ADDITIONAL COMPENSATION

Section 5.1 Waiver of Termination Notice and Additional Compensation

In consideration of the mutual covenants set out herein and the payment of $10 now made by each party to the other, the receipt and sufficiency of which is hereby acknowledged, each party hereby waives its right to any notice of termination of the Employment Agreement from the other and the right to any Compensation in connection therewith, including any claim the Employee may have for additional or other remuneration pursuant to the provisions of Articles 3 and 4 of the Employment Agreement.


ARTICLE 6
INDEMNITIES AND RELEASES

Section 6.1 Indemnity by Prime Air

Prime Air hereby indemnifies and holds the employee harmless from and against any actions, debts, liabilities or obligations properly incurred pursuant to the Employment Agreement or arising in the reasonable and ordinary course of business of Prime Air prior to the Effective Date, and from and against any claims arising against the Employee, including costs and expenses incidental thereto, relating to the Employee's employment prior to the Effective Date and by reason of any action taken by the Employee pursuant to the Employment Agreement.

Section 6.2 Indemnity by Employee

The Employee hereby indemnifies and holds Prime Air harmless from and against actions, debts, costs, liabilities or obligations whatsoever, at law or in equity, arising by way of any breach of the Employment Agreement prior to the Effective Date by Prime Air, its employees, servants, agents or persons for which it is responsible or at law, or by reason of any negligence or wrongful act of Prime Air, its employees, servants, agents or persons for whom it is responsible.


ARTICLE 7
GENERAL

Section 7.1 Waivers

The failure of either party to insist upon the strict performance of any of the terms or provisions of this Agreement or to exercise any option, right or remedy herein contained, shall not be construed as a waiver or as a relinquishment for the future of such term, provision, option, right or remedy, or the same shall continue and remain in full force and effect.

Section 7.2 Amendments

This Agreement may not be modified or amended except with the written consent of the parties hereto.

Section 7.3 Further Assurances

The parties hereto shall execute and deliver from time to time all other appropriate supplemental agreements and other instruments, and take any other actions necessary to make this Agreement effective, binding and enforceable as between them.

Section 7.4 Binding Agreement

This Agreement shall be binding upon and enure to the benefit of each of the parties including their respective successors and permitted assigns.


ARTICLE 8
EXECUTION

Section 8.1 Execution

In witness whereof the parties have executed this Agreement as of the day first above written.

PRIME AIR INC.

   /s Blaine Haug

   /s Richard T. Shrieves

SIGNED, SEALED AND DELIVERED by Blaine Haug in the presence of:

__/s_________________________
      Richard T. Shrieves
      Witness

__/s________________________
      BLAINE HAUG