Form 10KSB/A
period 1998-12-31
PRIME AIR INC
filed 1999-05-21
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

            Form 10-KSB/A-2

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

     The following item from the Company's annual report on Form 10-KSB for the year ended December 31, 1998, are hereby amended as follows:

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

                      Quarter           High       Low
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

     During the quarter ended December 31, 1998, the Company sold the following shares of common stock of the Company without registration under the Securities Act of 1933:

     a. On November 18, 1998, the Company issued 20,000 shares of its common stock to McNeal & Associates for consulting services rendered to the Company by Mr. Wayne McNeal.

     b. Also on November 18, 1998, the Company issued 150,000 shares of its common stock to Richard Shrieves for consulting services rendered to the Company by Mr. Schrieves.

     c. Also on November 18, 1998, the Company issued 40,000 shares of common stock to James Parkes for consulting services rendered to the Company by Mr. Parkes.

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

                                   PRIME AIR, INC.

Date: May _____, 1999               By Blaine Haug, President



Date: May _____, 1999               By Gregory Duffy, Director and Chief
                                       Financial Officer