Form 10QSB
period 1999-06-30
PRIME AIR INC
filed 1999-08-20
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 17, 1999, there were 19,647,560 shares of the Registrant's Common Stock outstanding.


PART I

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements attached hereto and included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Koch & Associates
_________________________________________
Ste 601 - 938 Howe Street, Vancouver, B.C. V6Z 1N9   Tel (604)684-5700  Fax
(604)684-7211


NOTICE TO READER

     We have compiled the consolidated balance sheets of Prime Air Inc., a Nevada company, as at June 30, 1999 and consolidated statements of operations, shareholders' equity and deficit and cash flows for the six month period then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned these statements may not be appropriate for their purposes.

                                     "Koch & Associates"
August 12, 1999                    Certified Management Accountants
Vancouver, B.C.

PRIME AIR INC.
(A Development Stage Company)
(A Nevada Corporation)

Consolidated Financial Statements

June 30, 1999 and 1998 and December 31, 1998
(Unaudited - See Notice to Reader)

Notice to Reader

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders' Equity and Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                           (all figures in US dollars)

                         (UNAUDITED - SEE NOTICE TO READER)

                                                            June 30, 1999
                                                             (Unaudited)

ASSETS

     Current Assets
     Cash and short-term deposits                             $       536
     Prepaid expenses and deposit                                       -
     GST recoverable                                                7,250
                                                                    7,786

     Capital Assets (Note 1)                                      582,506
                                                              $   590,292

LIABILITIES

Current Liabilities

Accounts payable and accruals                                 $  135,134
Notes and advances payable                                        16,144
Notes and advances from related parties                                -
                                                                 151,278

SHAREHOLDERS' EQUITY

Capital Stock

Authorized:
         50,000,000 common shares with
         a stated par value of $ .001/share
         3,000,000 preferred cumulative
         convertible shares with a stated
         par value of $ .001/share
Issued:
         19,647,560 common shares                                19,648
        (June 30, 1998 17,658,310; December 31, 1998
         18,013,110)

       Share subscription receivable                                  -

       Capital in excess of par value                         1,507,873
                                                              1,527,521

       Accumulated Deficit During

       Development Stage                                     (1,088,507)
                                                                439,014
                                                          $     590,292

       Approved on Behalf of the Board:

Director

Director

                         See Accompanying Notes

                               PRIME AIR, INC.
                       (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        (all figures in US dollars)
                    (UNAUDITED - SEE NOTICE TO READER)

                           Six       Six     Six        Six       Period from
                           Months    Months  Months     Months     Inception
                           Ended     Ended   Ended      Ended  on March 10, 1989
                           June 30   June 30 June 30   June 30    to June 30
                           1999      1998    1999       1998        1999
                    (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                                                    (Note 1)
Direct Costs

Flight operations   $      -   $       -   $      -   $     -     $   114,720
Administrative and
General
Audit and accounting       505       1,511      (782)       1,511      78,389
Advertising                -           -          -         -          13,043
Amortization            10,337       9,958     5,169        4,310      74,728
Automotive                 -         1,884        -         1,884      19,164
Bad debts                  -           -          -             0       1,933
Consulting  fees        24,820       6,492    21,521        6,492     129,050
Insurance                3,203       1,858     1,602         (119)     23,828
Interest and service
charges                     40         307       (25)         307      10,646
Legal                   58,677       5,801    37,719        2,215     128,319
Management
remuneration               -           -          -         -          77,287
Office and general         539       9,343       401        6,765     160,296
Rent - airport facility    -           -          -         7,268      34,670
Repair and maintenance     -           -          -         -           5,047
Telephone and utilities  6,819      11,613     4,098        5,588      77,660
Transfer agent and
filing fees              4,264      13,547     4,164       10,003      42,954
Travel, promotion and
entertainment              -        13,741        -         3,308     107,706
                       109,204      76,055    73,867       49,532     984,720

Other Income (Expense)
 Gain (loss) on
 foreign exchange
 conversion                884     (20,443)   (8,987)     (20,443)      4,554
Interest income            -           187        -           187       6,379
                           884     (20,256)   (8,987)     (20,256)     10,933
Net Loss           $  (108,320)  $ (96,311) $(82,854)   $ (69,787) $1,088,507

Net Loss Per
Common Share       $   (0.0057)  $ (0.0059) $(0.0051)   $ (0.0040)

Weighted Average
Common Shares
Outstanding         19,102,743   16,350,015  16,350,015  16,350,015
  (Giving effect to 2:1 share split)


                              See Accompanying Notes

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all figures in US dollars)
                        (UNAUDITED - SEE NOTICE TO READER)

                                                                   Period from
                                                                     Date of
                                                                    Inception
                                   Six Months     Six Months  on March 10, 1989
                                 Ended June 30  Ended June 30      to June 30
                                     1999            1998              1999
                                  (Unaudited)    (Unaudited)       (Unaudited)
                                                                     (Note 1)

NET INFLOW (OUTFLOW) OF CASH
RELATED

TO THE FOLLOWING ACTIVITIES:

OPERATING
   Net loss                   $   (108,320)     $   (96,311)        (828,919)
   Non-cash charge -
    amortization                    10,337            9,958           43,721
                                   (97,983)         (86,353)        (785,198)

   Change in non-cash working
    capital balances relating
    to operations                   56,686            20,816          82,068
                                   (41,297)          (65,537)       (703,130)

FINANCING
   Notes and advances payable      (93,610)                -           3,495
   Notes and advances from
    related parties                      -                 -           5,400
   Issue of capital stock          128,010                 -       1,362,860
                                    34,400                 0       1,371,755

INVESTING

   Acquisition of capital assets         -                 -        (657,237)

NET CASH INFLOW (OUTFLOW)           (6,897)              (60)         11,388

CASH, BEGINNING OF PERIOD            7,433            11,388               -

CASH, END OF PERIOD              $     536      $     11,328      $     11,388


See Accompanying Notes

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999

(Unaudited - See Notice to Reader)

1.    Capital Assets                                     June 30     June 30
                                                           1999        1998
                                           Accumulated   Net Book    Net Book
                                    Cost   Amortization   Value       Value

Air terminal construction costs  $ 652,084  $ 72,085   $ 579,998    $ 558,385
Furniture and equipment              5,153     2,646       2,508        1,044
                                 $ 657,237  $ 74,731   $ 582,506    $ 559,428

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

     The Company is a development stage company and conducts all operations through its wholly owned subsidiary, Prime Air (BC). The Company has had no material revenues in the past. Operations are expected to commence in late 1999 or early 2000.

     During the last four years, the operations of the Company have been funded from equity participation of the owners. Total cash raised from equity funding from March 1992 to December 31, 1994 was $349,808, $131,755 for 1995 and $756,763 for 1996. No funds were raised during 1997, but the Company did convert $130,751 of debt into common stock of the Company. No debt was converted during 1998. In the six months ended June 30, 1999, the Company converted debt of $128,010 into common stock of the Company.

     The Company has realized a cumulative loss of $1,088,507 since March 1992, and anticipates similar losses until operations begin.

     The Company presently has no cash on hand to allow operations to commence. The Company expects to pay approximately $90,000 to cover legal, insurance, and other essential expenses during the next 12 months whether operations commence or not.

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

     Should operations commence, the Company anticipates hiring approximately six full-time employees during the next 12 months.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         PRIME AIR, INC.


Date: August 18, 1999                    By /s/ Blaine Haug, President


Date: August 18, 1999                    By /s/ Greg Duffy, Principal
                                                Financial and Accounting Officer