Form 10QSB
period 1999-09-30
PRIME AIR INC
filed 1999-11-10
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


          Form 10-QSB

(Mark One)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended September 30, 1999

        [      ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has been subject to such filing requirements for the past 90 days.  (1)
Yes [X]  No [    ]     (2) Yes [X]   No [   ]

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

PRIME AIR INC.
(A Development Stage Company)
(A Nevada Corporation)
Consolidated Financial Statements
September 30, 1999 and 1998 and December 31, 1998
(Unaudited - See Notice to Reader)


Notice to Reader
Consolidated Balance Sheets
Consolidated Statements of  Operations
Consolidated Statements of Shareholders' Equity and Deficit
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Koch & Associates
_________________________________________
Ste 601 - 938 Howe Street, Vancouver, B.C. V6Z 1N9   Tel (604)684-5700  Fax
(604)684-7211


NOTICE TO READER

     We have compiled the consolidated balance sheets of Prime Air Inc., a Nevada company, as at September 30, 1999 and consolidated statements of operations, shareholders' equity and deficit and cash flows for the six month period then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned these statements may not be appropriate for their purposes.


                                          "Koch & Associates"
October 22, 1999                    Certified Management Accountants
Vancouver, B.C.

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)
                                          September 30 1999
                                             (Unaudited)
ASSETS

     Current Assets
       Cash and short-term deposits              $     1,681
       Prepaid expenses and deposit                        -
       GST recoverable                                 3,164

                                                       4,845

     Capital Assets (Note 4)                         577,338


                                                 $   582,183

LIABILITIES

     Current Liabilities

       Accounts payable and accruals             $   159,021
       Notes and advances payable  (Note 5)           23,644
       Notes and advances from related
        parties  (Note 6)                                  -

                                                     182,665


SHAREHOLDERS' EQUITY

     Capital Stock  (Note 7)

Authorized:

         50,000,000 common shares with
         a stated par value of $
         .001/share 3,000,000 preferred
         cumulative convertible
         shares with a stated par value
         of $ .001/share

Issued:
         19,647,560 common shares                        19,648
         (Sept 30, 1998 18,013,110;
         December 31, 1998 18,013,110)

         Share subscriptions receivable                       -

         Capital in excess of par value               1,507,873

                                                      1,527,521
         Accumulated Deficit During
         Development Stage                           (1,128,003)

                                                        399,518

                                                  $     582,183

     Approved on Behalf of the Board:


Director


Director

                            See Accompanying Notes
                                     (0)

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(all figures in US dollars)

(UNAUDITED - SEE NOTICE TO READER)

                                                                   Period from
                        Three     Nine     Three    Nine      Date of Inception
                        Months    Months   Months   Months    on March 10, 1989
                        Ended     Ended    Ended    Ended        to September
                      September September September September         30, 1999
                         30        30        30       30
                        1999      1999      1998     1998
                     (Unaudited)(Unaudited)(Unaudited)(Unaudited)   (Unaudited)

(Note 1)
   Direct Costs
   Flight operations  $     -    $     -    $     -     $    -   $     114,720
   Administrative and
    General
   Audit and accounting     -         506      1,064        2,575       78,390
   Advertising              -          -          -          -          13,043
   Amortization            5,168   15,505      3,327       13,285       79,896
   Automotive              1,243    1,243        (71)       1,813       20,407
   Bad debts                -          -          -          -           1,933
   Consulting  fees        1,015   25,835        901        7,393      130,065
   Insurance               2,270    5,472      1,651        3,509       26,097
   Interest and
    service charges          (44)       7         30          337       10,613
   Legal                  13,140   71,817     11,860       17,661      141,459
   Management remuneration  -          -          -          -          77,287
   Office and general      4,641    5,200      4,723       14,066      164,957
   Rent - airport facility  -          -          -          -          34,670
   Repair and maintenance  8,193    8,193         -          -          13,240
   Telephone and utilities 1,115    7,934      2,381       13,994       78,775
   Transfer agent and
    filing fees              588    4,852      4,417       17,964       43,542
   Travel, promotion and
    entertainment          3,022    3,022      6,235       19,977      110,728
                          40,351  149,586     36,518      112,574    1,025,102

   Other Income (Expense)

   Gain (loss) on foreign
    exchange conversion     -      (1,769)    (5,553)      26,804        4,189
   Interest income          -          -          (7)         180        7,630
                            -      (1,769)    (5,560)      26,984       11,819

   Net Loss             $(40,351) $(147,817) $(42,078)   $(85,590)  $(1,128,003)


   Net Loss Per Common
    Share               $(0.0021) $(0.0077)  $(0.0025)   $(0.0051)

   Weighted Average
    Common Shares
    Outstanding        19,102,743 19,102,743 16,904,380  16,904,380
   (Giving effect to
    2:1 share split)

                      See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)

                                                                 Period from
                              Nine Months     Nine Months    Date of Inception
                                 Ended          Ended         on March 10, 1989
                              September 30   September 30      to September 30
                                 1999           1998                 1999
                              (Unaudited)    (Unaudited)          (Unaudited)

(Note 1)


NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING
ACTIVITIES:

OPERATING

       Net loss            $     (147,817)     $     (85,590)   $   (1,128,003)
       Non-cash charge -
        amortization               15,505             13,285            79,896
                                 (132,312)           (72,305)       (1,048,107)

       Change in non-cash
        working capital
        balances relating to
        operations                 84,660            (26,501)          155,857
                                  (47,652)           (98,806)         (892,250)

FINANCING

       Notes and advances
        payable                   (86,110)            95,691            23,644
       Notes and advances
        from related parties         -                   328              -
       Issue of capital stock     128,010              5,366         1,527,521

                                   41,900            101,385         1,551,165

INVESTING

      Acquisition of capital
       assets                        -                  -             (657,234)
      Exchange variance of capital
       assets                        -                  (102)             -
                                     -                  (102)         (657,234)

NET CASH INFLOW (OUTFLOW)          (5,752)             2,477             1,681

CASH, BEGINNING OF PERIOD           7,433             11,388              -

CASH, END OF PERIOD           $     1,681       $     13,865       $     1,681

                              See Accompanying Notes

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(Unaudited - See Notice to Reader)

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

Reporting Currency:   All amounts in these consolidated financial statements
are reported in U.S. funds being converted from Canadian funds where applicable at the average annual rate as posted by the Internal Revenue
Service of the United States as follows:
     1999:     $ 0.6811 U.S. / $1. CDN      1998:     $ 0.6743 U.S. /  $1.  CDN

4.    Capital Assets                 September 30                 September 30
                                        1999                         1998
                                     Accumulated       Net Book     Net Book
                            Cost     Amortization       Value        Value

Air terminal
 construction costs     $ 652,083     $ 77,089       $ 574,994     $ 599,226
Furniture and equipment     5,154        2,810           2,344         1,005

                        $ 657,237     $ 79,899       $ 577,338     $ 600,231

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.    Related Party Transactions

During the nine months ended September 30, 1999, the Company issued 800,000 restricted common shares to an officer and a director at nominal value pursuant to a management contract. Also, during the year ended December 31, 1998, the company borrowed $106,500 from a shareholder. During the first quarter of 1999 the Company converted $92,000 of such debt to 423,200 shares of Common Stock of the Company. The remaining balance of $ 14,150 is due and payable by the Company immediately upon receiving funding to commence operations or upon demand at any time after July 31, 1999.



PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(Unaudited - See Notice to Reader)

7.     Capital Stock

     Authorized:
          50,000,000 common shares with a par value of $ .001/share 3,000,000 preferred cumulative convertible shares a stated par value of $ .001/share

     Common Shares Issued:
                                    Number of Shares           Consideration

     Balance, September 30, 1999          19,647,650           $  1,527,521


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


ITEM 2.     MANAGEMENT'S PLAN OF OPERATION

     The Company is a development stage company and conducts all operations through its wholly owned subsidiary, Prime Air (BC). The Company has had no material revenues in the past. Operations are expected to commence in the year 2000.

     During the last four years, the operations of the Company have been funded from equity participation of the owners. Total cash raised from equity funding from March 1992 to December 31, 1994 was $349,808, $131,755 for 1995 and $ 756,763 for 1996. No funds were raised during 1997, but the Company did convert $ 130,751 of debt into common stock of the Company. No debt was converted during 1998. In the nine months ended September 30, 1999, the Company converted debt of $128,010 into common stock of the Company.

     The Company has realized a cumulative loss of $1,028,003 since March 1992, and anticipates similar losses until operations begin.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                         PRIME AIR, INC

Date:  October 31, 1999              By /s/ Blaine Haug, President

           October 31, 1999          By /s/ Greg Duffy, Principal Financial
                                            And Accounting Officer