Form 10KSB
period 1999-12-31
PRIME AIR INC
filed 2000-05-08
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

            Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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

Suite 601 - 938 Howe Street, Vancouver, British Columbia, CANADA   V6Z 1N9
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:  (604) 684-5700

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (17,241,220 shares) computed by using the closing sale price on April 4, 2000, was $1,551,710.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 4, 2000, there were 19,647,560 shares of the Registrant's Common Stock outstanding.

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

     Commencing June 1998, the Company attempted to offer and sell up to 8,000,000 common shares. This offering terminated August 31, 1998. No shares were sold.
     Commencing October 1998, the Company engaged the Investment Banking firm of Chanen, Painter & Company Ltd. for the purpose of providing equity financing to enable start up of air services. That engagement was not completed and all associations thereto expired and were terminated in February 2000.
      The Company entered into a "Memorandum of Proposed Agreement" with 519222 Ontario Limited, a corporate entity associated with Voyageur Airways Limited, which, subject to the final approval of Voyageur and the Company, will allow a merger which combines 25% of the assets of Voyageur with 70% of the assets of the Company.

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

     The Airport Agreement provided that Prime Air (BC) must construct a terminal facility on or before October 21, 1994, which date was extended to June 1, 1996, by the Council for the Village of Pemberton. Prior to such extended date, Prime Air (BC) completed the terminal facility at the Pemberton Airport. The terminal constructed by Prime Air (BC) has a total square footage of 11,200 square feet, of which approximately 5,500 of interior space has been finished and is ready for its intended use as an airport terminal. The finished portion consists of an arrival and departure lounge, baggage holding area, office, two public washrooms with a total of 14 cubicles, reception area, and a utility room. There is also a water and a waste treatment plant housed in a separate building. The total construction costs of the facility were $644,511 ($592,720 for the terminal building, $20,989 for engineering and design, $18,699 for environmental work; and $12,103 for insurance and permits) and were financed through the sale of the Company's stock. During calendar year 1996, the Company sold 1,510,558 shares of its common stock at $0.50 per share for total proceeds of $755,279. The limited offering was conducted pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission. The offering was conducted for the purpose of raising funds for the completion of construction of the airport terminal facility at Pemberton. At the time of such offering the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and was not an investment company. The aggregate offering price of all securities sold within the twelve months preceding the start of and during the offering did not exceed $1,000,000. There is currently no debt against the terminal building. The initial term of the Airport Agreement, and the right of Prime Air (BC) to operate the terminal facility, was two years with provisions allowing Prime Air (BC) to extend such initial term for addition terms totaling in the aggregate thirty years, provided that Prime Air (BC) shall continue to fulfill its obligations under the Airport Agreement, including the payment of rent in the amount of $100 per year for the first five years, and the payment of property taxes imposed by municipal authorities plus 5% of the gross receipts derived from the operation of the terminal facility for each year thereafter. The Airport Agreement also grants to Prime Air (BC) the option to lease and use certain other lands at the Pemberton Airport for fixed base operations. The Airport Agreement may be terminated by the Village of Pemberton in the event of a material default by Prime Air (BC) or if Prime Air shall become bankrupt. The terminal facilities shall become the property of the Village of Pemberton at the expiration of the Airport Agreement. Prime Air (BC) has submitted a request under the Airport Agreement for a five year extension beginning October 31, 1999. The Airport Agreement provides for two additional ten year extensions of the lease following the five year extension.

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

Employees

     The Company, including Prime Air BC, had one employee as of December 31, 1998, consisting of Mr. Haug, who was employed part-time.


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

     In December 1994 the U.S. Securities and Exchange Commission filed a complaint in the United States District Court for the District of Columbia (Case Number 1:94CV02633) against an entity known as "Astro Enterprises, Inc.," and against Ernst Hiestand, Thomas Hiestand, Elizabeth Kuriger, Henry Strubin, Peter Thaler, and Leonard Gotshalk, all of whom were allegedly affiliated with such entity. The basis for such complaint was the dissemination to the public from approximately March 1989 through May 1990, of false and misleading information concerning the business of such entity. The entity referenced in such action was incorporated in the State of Utah on May 23, 1985, and was involuntarily dissolved on May 1, 1990, for failure to file an annual report with the State of Utah. In 1995 Mr. Paul Parshall executed a consent and settlement of the foregoing action, ostensibly as the president, director, and authorized agent of the entity named in such action. Management does not believe such action in any way involved the Utah Corporation which was subsequently incorporated under the same name on August 30, 1993, and which subsequently changed its name to Prime Air, Inc. and changed its domicile to the State of Delaware. Management does not believe there is or was any legal relationship between the "Astro Enterprises, Inc." incorporated on May 23, 1985, and the "Astro Enterprises, Inc." which was incorporated in 1993 and was the predecessor to the Company. In addition, management does not believe that Mr. Parshall was authorized to execute such consent on behalf of either entity. Management is unaware whether Mr. Parshall ostensibly executed such consent on behalf of the original Astro Enterprises, Inc. or the predecessor to the Company by the same name. However, the allegations contained in such action reference events all of which occurred prior to the incorporation of the predecessor to the Company in 1993.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the shareholders during the quarter ended December 31, 1999.


EDGAR is a federally registered trademark of the U.S. Securities and Exchange Commision (SEC). EDGAR ONLINE is a product of EDGAR Online, Inc. and is neither approved by, nor affiliated with the SEC. EDGAR Online, Inc. makes no claims concerning the validity of the information provided by EDGAR ONLINE and will not be held liable for any use of this information. The information ("Information") provided herein may be displayed and printed for your personal, non-commercial use only. You may not reproduce, retransmit, distribute, disseminate, sell, publish, broadcast or circulate the Information to anyone, without the express written consent of EDGAR Online, Inc. © Copyright 1995-1999 EDGAR Online, Inc. All rights reserved.

PRIME AIR, INC.
(A Development Stage Company)
(A Nevada Corporation)

Consolidated Financial Statements

December 31, 1999 and 1998


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


AUDITORS' REPORT


To the Shareholders of
Prime Air, Inc. (A Nevada Corporation)

We have audited the consolidated balance sheets of Prime Air, Inc. (A Development Stage Company) as at December 31, 1999 and 1998 and the consolidated statements of operations, shareholders' equity and deficit and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in accordance with generally accepted accounting principles.

     As reported in Note 1 to these financial statements, the results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31, 1999 have been compiled from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.


                                                   "Rutherford & Company"
Richmond, Canada
April 26, 2000                                             Chartered
Accountants

Rutherford & Company
Chartered Accountants
________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874

Comments by Auditor for U.S. Readers
on Canada-U.S. Reporting Difference


     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 2 to the financial statements. Our report to the shareholders dated April 26, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


                                                    "Rutherford & Company"
Richmond, Canada
April 26, 2000                                       Chartered Accountants

                                PRIME AIR, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                          (all figures in US dollars)


                                            December 31          December 31
                                               1999                 1998

                           ASSETS

     Current Assets
       Cash and short-term deposits          $     472        $     7,433
       GST recoverable                           4,462              5,116
       Prepaid expenses                          1,448              3,091
                                                 6,382             15,640

     Capital Assets (Note 4)                   565,024            592,843

                                             $ 571,406        $   608,483

                         LIABILITIES

     Current Liabilities
       Accounts payable and accruals         $ 242,978        $    79,405
       Notes and advances payable  (Note 5)     39,161            109,754
                                               282,139            189,159

                    SHAREHOLDERS' EQUITY

     Capital Stock  (Note 6)
       Authorized:
         50,000,000 common shares with
            a stated par value of $ .001/share
          3,000,000 preferred cumulative convertible
            shares with a stated par value of $ .001/share
       Issued:
         19,647,560 common shares
         (1998: 18,013,110)                     19,648            18,013

       Capital in excess of par value        1,526,923         1,381,498
                                             1,546,571         1,399,511
     Accumulated Deficit During
       Development Stage                    (1,257,304)         (980,187)
                                               289,267           419,324

                                         $     571,406     $     608,483


     Approved on Behalf of the Board:

          "Blaine Haug"                Director

          "Greg Duffy"                 Director

              See Accompanying Notes To Financial Statements

                            PRIME AIR, INC.
                    (A Development Stage Company)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                       (all figures in US dollars)



                                              Year Ended          Year Ended
                                              December 31         December 31
                                                 1999                1998


     Administrative And General Expenses
       Audit and accounting                 $     16,955      $     27,685
       Advertising                                 2,010             3,949
       Amortization                               20,247            20,673
       Bad debts                                       -             1,933
       Commissions and finders' fees              19,050                 -
       Consulting   (Note 7)                      78,478             9,862
       Insurance                                   4,047             5,043
       Interest and service charges                3,076             1,041
       Legal costs                               111,895             9,840
       Office and general                            524             8,737
       Repairs and maintenance                     1,602             5,047
       Rent and property taxes -
        airport facility (Note 8)                  7,356                67
       Telephone and utilities                     8,001            15,280
       Transfer agent, listing and filing fees     6,122            13,825
       Travel, promotion and entertainment
        (recovered)                               (7,692)           29,823
                                                 271,671           152,805

     Other (Income) Expense                            -                 -

       Loss (gain) on foreign exchange conversion  5,672              (286)
       Interest income                              (226)           (1,251)
                                                   5,446            (1,537)

     Net Loss For The Year                 $     277,117        $  151,268


     Net Loss Per Common Share             $     (0.0014)       $  (0.0089)


     Weighted Average Common Shares
      Outstanding                              19,396,106       16,943,937

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

            See Accompanying Notes To Financial Statements

                         PRIME AIR INC.
                 (A Development Stage  Company)

        Consolidated Statements of Shareholders' Equity and Deficit
                (all figures in US dollars)

                                        Capital in                  Accumulated
                                        Excess of   Share         Deficit During
                         Common Shares  (Less than) Subscriptions  Development
                      Shares     Amount  Par Value  Receivable          Stage

Balance Forward      6,556,781 $  6,557 $ 1,225,244 $   (20)      $    (639,222)

Issue of common
shares for
services
at nominal value       328,000     328       -             -                -

Issue of common
shares for debt
settlements:
at $ .500/share        124,252     124       62,001        -                -
at $ .504/share         36,380      36       18,303        -                -
at $ .530/share         94,800      95       50,192        -                -

Net loss for the
year ended
December 31, 1997        -          -        -             -          (189,697)

Balance, December
31, 1997             7,140,213   7,140    1,355,740         (20)      (828,919)

Issue of common
shares for debt
settlements:
at $ .3935/share        10,000      10        3,863        -               -
at $ .4006/share        18,215      18        7,279        -               -

Issue of common
shares for
services
at nominal value     1,663,727   1,664       -             -               -
                     8,832,155   8,832    1,366,882          (20)     (828,919)

Two for one stock
split, May 18, 1998  8,832,155   8,832       (8,832)       -               -
                    17,664,310  17,664    1,358,050          (20)     (828,919)

Issue of common
shares for debt
settlement:
at $ .25/share          64,800      65       16,135        -               -

Issue of common
shares for
services
at nominal value       290,000     290       -             -               -

Transfer Agent
adjustment              (6,000)     (6)      -             -               -

Write off of
uncollectable share
subscription receivable      -     -         7,313           20            -

Net loss for the
year ended
December 31, 1998            -     -         -             -          (151,268)

Balance, December
31, 1998            18,013,110   18,013  1,381,498         -          (980,187)

Issue of common
shares for debt
settlements:
at $ .20/share         201,250      202     40,048         -               -
at $ .25/share         423,200      423    105,377         -               -

Issue of common
shares for
services
at nominal value     1,010,000    1,010      -             -               -

Net loss for the
year ended
December 31, 1999        -          -        -             -          (277,117)

Balance, December
31, 1999            19,647,560  $19,648 $1,526,923     $   -    $    (1,257,304)

               See Accompanying Notes To Financial Statements

                            PRIME AIR, INC.
                       (A Development Stage Company)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (all figures in US dollars)


                                             Year ended          Year ended
                                             December 31         December 31
                                                1999                1998

     NET INFLOW (OUTFLOW) OF CASH RELATED
       TO THE FOLLOWING ACTIVITIES:

     OPERATING
       Net loss                         $     (277,117)      $     (151,268)
       Non-cash charge - amortization           20,247               20,673
                                              (256,870)            (130,595)

       Change in non-cash working capital
        balances relating to operations        165,870              (10,870)
                                               (91,000)            (141,465)

     FINANCING
       Notes and advances payable              (70,593)             106,259
       Advances from related parties                 -               (5,400)
       Issue of capital stock                  147,060               36,651
                                                76,467              137,510

     INVESTING
       Recovery of terminal facility
        construction costs                       7,572                  -

     NET CASH INFLOW (OUTFLOW)                  (6,961)              (3,955)

     CASH, BEGINNING OF YEAR                     7,433               11,388

     CASH, END OF YEAR                       $     472          $     7,433

       See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998


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

The results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31, 1999 are presented herein for information purposes only. These amounts are unaudited and accordingly no audit opinion has been expressed thereon.

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

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998


3.      Significant Accounting Policies

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S. funds. Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $
1.4529 CDN/$1.00 U.S. Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows: $ 1.4858 CDN/$1.00 U.S. (1998: $1.4831 CDN/ $1.00 U.S.).

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

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998


3.    Significant Accounting Policies (continued)

Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accoun ting For Income Taxes", during the fiscal year ended December 31, 1998 and applied the provisions of that statement on a retroactive basis to the previous fiscal years, which resulted in no significant adjustments.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for income tax and financial reporting purposes.
There were no temporary differences at December 31, 1999 and earlier years and accordingly, no deferred tax liabilities have been recognized for all years. The operating subsidiary Company has cumulative net operating loss carryforwards of approximately $ 781,000 at December 31, 1999 and $ 697,000 at December 31, 1998. No effect has been shown in the financial statements for these carryforwards as the likelihood of future tax benefit from such is not presently determinable. The potential income tax benefits of these net operating loss carryforwards of approximately $ 172,000 at December 31, 1999 and $ 153,000 at December 31, 1998 (based upon current income tax rates) have been offset by valuation reserves of the same amount. Net operating losses expire after seven (7) years. Operating losses of the US parent corporation have not been determined.

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998


4.    Capital Assets

Capital assets consist of the following at December 31, 1999 and December 31, 1998:

                                                December 31, 1999
                                                  Accumulated        Net Book
                                    Cost          Amortization       Value
Air terminal construction costs    $ 644,511     $  81,800            $ 562,711

Furniture and equipment                5,154         2,841                2,313
                                   $ 649,665     $  84,641            $ 565,024

                                                December 31, 1998
                                                  Accumulated        Net Book
                                    Cost          Amortization       Value
Air terminal construction costs    $ 652,083     $  62,076            $ 590,007

Furniture and equipment                5,154         2,318                2,836
                                   $ 657,237     $  64,394            $ 592,843


During the year ended December 31, 1999, a recovery of terminal facility construction costs in the amount of $7,572 was realized.


5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment. Included therein is an amount of $35,720 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 1,834,450 shares of common stock of the Company, that holding representing 9.34% of the issued and outstanding capital of the Company.

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

6.    Capital Stock
     Authorized:
          50,000,000 common shares with a
                       stated par value of $ .001/share
            3,000,000 preferred cumulative convertible shares
                       with a stated par value of $ .001/share

     Common Shares Issued:
                                    Number of Shares               Consideration
     To August 31, 1993
            - for cash                        300,000          $      300
     Prime Air Inc. share exchange
            - June 28, 1994                 2,700,000             350,296
     During year ended December 31, 1995
             - for cash                       562,550             131,756
     Balance at December 31, 1995           3,562,550             482,352

     During year ended December 31, 1996
              - for cash                    1,510,558             755,279
              - consulting and related
                 services                   1,483,673               1,483
                                            2,994,231             756,762
     Balance, December 31, 1996             6,556,781           1,239,114

During the year ended December 31, 1997
          - shares-for-debt settlements       255,432             130,751
          - consulting and related services   328,000                 328
                                              583,432             131,079
     Balance, December 31, 1997             7,140,213           1,370,193

During the year ended December 31, 1998
           - shares-for-debt settlements       93,015              27,370
           - consulting and related
              services                      1,953,727               1,954
                - Transfer Agent correction    (6,000)                 (6)
                                            2,040,742              29,318
                                            9,180,955           1,399,511
                - "Two for One" share split 8,832,155          ______-___

             Balance, December 31, 1998    18,013,110           1,399,511

During the year ended December 31, 1999
           - shares-for-debt settlements      624,450             146,050
           - consulting and related
              services                      1,010,000               1,010

                                            1,634,450             147,060

             Balance, December 31, 1999    19,647,560        $  1,546,571

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

6.    Capital Stock (continued)


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

7.   Related Party Transactions

During the years ended December 31, 1999 and 1998, no cash remuneration was paid to any director or officer of the Company. However, 800,000 restricted common shares of capital stock were issued to directors and officers during the year ended December 31, 1999 (1998: 2,000,000 shares) for services rendered. These shares have been attributed a nominal value of $ .001 per share.

8.    Rent, Property Taxes and Lease Commitment

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

     $ 67 US ($100 CDN) per annum for the initial six (6) years (1993 through 1998);
       and thereafter

     5% of gross receipts per annum derived from the operation of the terminal facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation. The lease commitment amounts for 2000 through 2004 cannot be quantified as the amount of gross receipts for those years cannot be determined and active operation of the terminal facilities has not yet commenced.

No lease payments were made during the year ended December 31, 1999 as there were no gross receipts derived from operations. The Company, however, became obligated to pay property taxes imposed by municipal authorities commencing in the current year, such levies amounting to $7,356.

Rutherford & Company
Chartered Accountants
________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874


ACCOUNTANTS' CONSENT

We hereby consent to the use of our audit report of Prime Air, Inc. (Nevada), dated April 26, 2000, for the years ended December 31, 1999 and 1998 in the Form 10K SB Statement for Prime Air, Inc. (Nevada).

We also consent to the use of our auditing firm as experts in the 10K SB Registration Statement for Prime Air, Inc. (Nevada).


                                          "Rutherford & Company"
April 26, 2000
Richmond, Canada                         CHARTERED ACCOUNTANTS