Form 10QSB
period 2000-03-31
PRIME AIR INC
filed 2000-05-25
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000

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

Ste 601 - 938 Howe Street, Vancouver, British Columbia, CANADA V6Z 1N9
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 30, 2000, there were 19,647,560 shares of the Registrant's Common Stock outstanding.


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

However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

PRIME AIR INC.
(A Development Stage Company)
(A NevadaCorporation)

Consolidated Financial Statements

March 31, 2000 and 1999

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

Consolidated Statements of Shareholders' Equity and Deficit

Consolidated Statements of Cash Flows

Consolidated Notes to Financial Statements

Koch & Associates
_________________________________________
Ste 601 - 938 Howe Street, Vancouver, B.C. V6Z 1N9   Tel (604)684-5700  Fax
(604)684-7211

NOTICE TO READER

     I have compiled the consolidated balance sheets of Prime Air Inc., a Nevada company, as at March 31, 2000 and consolidated statements of operations and cash flows for the three month period then ended from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned these statements may not be appropriate for their purposes.

                              "Koch & Associates"
May 13, 2000                         Certified Management Accountants
Vancouver, B.C.

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)

(UNAUDITED - SEE NOTICE TO READER)

                                                  March 31          March 31
                                                  2000              1999
                                                (Unaudited)       (Unaudited)

                              ASSETS


     Current Assets
       Cash and short-term deposits              $     765      $     6,595
       Prepaid expenses and deposit                  1,446            1,545
       GST recoverable                               4,546            5,116
                                                     6,757           13,256

     Capital Assets (Note 4)                       559,988          587,675

                                             $     566,745      $   600,931


                              LIABILITIES

     Current Liabilities
       Accounts payable and accruals         $     239,210      $    75,809
       Notes and advances payable  (Note 5)         49,500            3,254
                                                   288,710           79,063


                              SHAREHOLDERS' EQUITY

     Capital Stock  (Note 6)
       Authorized:
         50,000,000 common shares with a
         stated par value of $ .001/share
         3,000,000 preferred cumulative
         convertible shares with a stated
         par value of $ .001/share
       Issued:
         19,647,560 common shares                   19,648           19,648
          (March 31, 1999 19,647,560)

       Share subscription receivable                     -                -

       Capital in excess of par value            1,526,923        1,507,873
                                                 1,546,571        1,527,521
     Accumulated Deficit During
     Development Stage                          (1,268,536)      (1,005,653)
                                                   278,035          521,868

                                             $     566,745    $     600,931

     Approved on Behalf of the Board:

     Blaine Haug"         Director

                          Director

                              See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)

                                        Three Months          Three Months
                                        Ended March 31        Ended March 31
                                            2000                  1999

     Administrative and General

     Audit and accounting                $        -          $     1,287
       Amortization                             5,036              5,168
       Consulting fees                            -                3,299
       Insurance                                  -                1,601
       Interest and service charges                69                 65
       Legal                                      404                  -
       Office and general                         525             20,958
       Rent - airport facility                    832                  -
       Repair and maintenance                     311                138
       Telephone and utilities                    940              2,721
       Transfer agent and filing fees           3,186                100
                                               11,303             35,337

     Other Income (Expense)
       Gain (loss) on foreign exchange
       conversion                                  71              9,875

     Net Loss                                 (11,232)           (25,462)

     Net Loss Per Common Share          $     (0.0006)     $     (0.0013)

     Weighted Average Common Shares
     Outstanding                           19,396,106         19,102,743
      (Giving effect to 2:1 share split)


                         See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)

                                        Three Months          Three Months
                                        Ended March 31        Ended March 31
                                            2000                  1999
                                         (Unaudited)           (Unaudited)

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

     OPERATING
       Net loss                         $     (11,232)     $     (25,462)
       Non-cash charge - amortization           5,036              5,168
                                               (6,196)           (20,294)

       Change in non-cash working
       capital balances relating to
       operations                              (3,850)            (2,050)
                                              (10,046)           (22,344)

     FINANCING
       Notes and advances payable              10,339           (106,500)


     NET CASH INFLOW (OUTFLOW)                    293               (838)

     CASH, BEGINNING OF PERIOD                    472              7,433

     CASH, END OF PERIOD                    $     765        $     6,595


                         See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                        Capital in                Accumulated
                                         Excess of   Share        Deficit During
                        Common Shares   (Less than) Subscriptions Development
                      Shares      Amount Par Value   Receivable   Stage

Balance at Inception
on March 10, 1989           -     $    -  $     -    $     -       $      -

Issue of common shares
for cash
at $ .001/share         630,237       630       -          -              -

Net loss for the year
ended  March 31, 1990       -          -        -          -         (17,956)

Balance, March 31, 1990 630,237       630       -          -         (17,956)

Issue of common shares
for cash
at $ .001/share         157,559       158       -          -              -

Net loss for the year
ended March 31, 1991        -          -        -          -         (49,419)

Balance, March 31, 1991 787,796       788       -          -         (67,375)

Net loss for the year
ended March 31, 1992        -          -        -          -         (10,990)

Balance, March 31, 1992 787,796       788       -          -         (78,365)

Issue of common shares
for cash
at $ .277/share         132,088       132       0          -             -
at $ .214/share          17,069        17       0          -             -

Net loss for the year
ended March 31, 1993        -          -        -          -         (38,426)

Balance, March 31, 1993 936,953       937       0          -        (116,791)

Issue of common shares
for services at
nominal value            92,173        92     (92)         -             -

Issue of common shares
for cash
at $ .001/share         300,000       300       -          -             -
at $ .109/share           3,340         3       0          -             -
at $ .154/share          23,634        24       0          -             -
at $ .280/share          19,401        19       0          -             -
at $ .330/share          23,161        23       0          -             -
at $ .463/share          87,445        88      (1)         -             -
at $ .694/share          15,756        16       0          -             -
at $ .925/share          7,878          8       0          -             -

Net loss for the year
ended March 31, 1994          -         -       -          -         (36,272)

Balance, March 31,
1994                  1,509,741  $  1,510   $ (92)    $    -     $  (153,063)


              See Accompanying Notes To Financial Statements


PRIME AIR, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                        Capital in                Accumulated
                                         Excess of   Share        Deficit During
                        Common Shares   (Less than) Subscriptions Development
                      Shares      Amount Par Value   Receivable   Stage

Balance Forward      1,509,741 $  1,510   $   (92)   $   -       $   (153,063)

Issue of common
shares for services
at nominal value       937,478      937      (937)       -                 -

Issue of common
shares for cash
at $ .374/share        248,692      249         0        -                 -
at $ .463/share        304,089      304         1        -                 -

Net loss for the
period ended
June 28, 1994                -        -         -        -            (40,947)

Balance, June 28,
1994                 3,000,000    3,000    (1,028)       -           (194,010)

Share subscription
at $ .367/share              -        -    (7,313)     (20)                -

Net loss for the
year ended
December 31, 1994            -        -         -        -           (135,530)

Balance, December
31, 1994             3,000,000    3,000    (8,341)     (20)          (329,540)

Issue of common
shares for cash
and/or services at
an average
of $ .234/share        562,550      563   131,192        -                 -

Net loss for the
period ended
December 31, 1995            -        -         -        -            (71,266)

Balance, December
31, 1995             3,562,550    3,563   122,851      (20)          (400,806)

Issue of common
shares for cash
at $ .500/share      1,510,558    1,511   753,769        -                 -

Issue of common
shares for services
at nominal value     1,483,673    1,483         -        -                 -

Net loss for the
period ended
December 31, 1996            -        -         -        -           (238,416)

Balance, December
31, 1996             6,556,781  $ 6,557  $876,620   $  (20)      $   (639,222)

           See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                        Capital in                Accumulated
                                         Excess of   Share        Deficit During
                        Common Shares   (Less than) Subscriptions Development
                      Shares      Amount Par Value   Receivable   Stage

Balance Forward     6,556,781   $  6,557  $ 876,620   $   (20)    $  (639,222)

Issue of common
shares for
services
at nominal value      328,000        328          -         -              -

Issue of common
shares for debt
settlements:
at $ .500/share      124,252         124     62,001         -              -
at $ .504/share       36,380          36     18,303         -              -
at $ .530/share       94,800          95     50,192         -              -

Net loss for the
year ended
December 31, 1997          -           -          -         -        (189,697)

Balance, December
31, 1997           7,140,213       7,140  1,007,116       (20)       (828,919)

Issue of common
shares for
debt settlements:
at $ .3935/share      10,000          10      3,863         -              -
at $ .4006/share      18,215          18      7,279         -              -

Issue of common
shares for
services
at nominal value   1,663,727       1,664          -         -              -
                   8,832,155       8,832  1,018,258       (20)       (828,919)

Two for one
stock split,
May 18, 1998       8,832,155       8,832     (8,832)        -              -
                  17,664,310      17,664  1,009,426       (20)       (828,919)

Issue of common
shares for
debt settlement:
at $ .25/share        64,800          65     16,135         -              -

Issue of common
shares for
services
at nominal value     290,000         290          -         -              -

Transfer Agent
adjustment            (6,000)         (6)         -         -              -

Write off of
uncollectable
share subscription
receivable                 -           -      7,313        20              -

Net loss for the
year ended
December 31, 1998          -           -          -         -        (151,268)

Balance, December
31, 1998          18,013,110      18,013  1,032,874         -        (980,187)

Issue of common
shares for debt
settlements:
at $ .20/share       201,250         202     40,048         -              -
at $ .25/share       423,200         423    105,377         -              -

Issue of common
shares for
services
at nominal value   1,010,000       1,010          -         -              -

Net loss for the
year ended
December 31, 1999          -           -          -         -        (277,117)

Balance, December
31, 1999          19,647,560      19,648  1,178,299         -      (1,257,304)

Net loss for the
quarter ended
March 31, 2000             -           -          -         -         (11,232)

Balance, March
31, 2000          19,647,560   $  19,648 $1,526,923    $    -    $ (1,268,536)

              See Accompanying Notes To Financial Statements

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000

(UNAUDITED - SEE NOTICE TO READER)


1.      Incorporation and Principles of Consolidation

The Company was incorporated under the laws of the State of Delaware, USA on April 15. 1997 and acquired all of the assets, liabilities and shareholders of a previous Utah Corporation of the same name. The Utah Corporation was reincorporated on August 30, 1993 as Astro Enterprises, Inc. On June 28, 1994, pursuant to appropriate shareholder agreements, Astro Enterprises, Inc. acquired all outstanding shares of Prime Air Inc. (a Canadian Corporation) in exchange for shares of its capital stock on a .787796 to 1 basis, thereby providing the shareholders of Prime Air Inc. with 90% of the outstanding capital stock of Astro Enterprises, Inc. Astro Enterprises, Inc. then changed its name to Prime Air, Inc. Upon incorporation of the Delaware Company, the Utah Corporation was dissolved on May 15, 1996.

On November 10, 1996, Prime Air Inc (a Nevada corporation) was formed, the purpose of which will be to change the domicile of the Company to the State of Nevada. Prime Air Inc (Nevada) is a wholly-owned subsidiary of Prime Air Inc (Delaware); however, to March 31, 2000 it has engaged in no activities except in relation to the organization of that entity.

These consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Prime Air Inc. (the Canadian Corporation) and have been prepared in accordance with U.S. GAAP standards.

2.      Nature of Operations / Going Concern Considerations

The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The Company's present activities relate to the construction and ultimate exclusive operation of an international passenger and cargo air terminal facility in the Village of Pemberton, British Columbia and the operation of scheduled flight services between that facility and certain major centers in Canada and the United States in conjunction with Voyageur Airways Limited. Terminal building construction was substantially completed in May 1996. The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete the terminal construction and commence operation thereof on an economically viable basis.

These consolidated financial statements have been prepared on a "going concern" basis which assumes the company will be able to realize its assets, obtain the required financing and discharge its liabilities and commitments in the normal course of business.

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(UNAUDITED - SEE NOTICE TO READER)

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

Reporting Currency
All amounts in these consolidated financial statements are reported in U.S. funds being converted from Canadian funds where applicable at the average annual rate as posted by the Internal Revenue Service of the United States as follows:
     2000:     $ 0.6730 U.S. /  $ 1.  CDN
     1999:     $ 0.6730 U.S. /  $ 1.  CDN

4.    Capital Assets

                                               2000                      1999
                                            Accumulated    Net Book    Net Book
                                     Cost   Amortization   Value       Value

Air terminal construction costs   $ 644,511   $ 86,731    $ 557,780    $ 562,711

Furniture and equipment               5,154      2,946        2,946        2,313

                                  $ 649,665   $ 89,677    $ 559,988    $ 565,024

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.   Related Party Transactions

During the quarter ended March 31, 2000, the Company paid no remuneration to any director.

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(UNAUDITED - SEE NOTICE TO READER)

7.    Capital Stock
     Authorized:
          50,000,000 common shares with a
          stated par value of $ .001/share
          3,000,000 preferred cumulative convertible shares with a stated par value of $ .001/share

     Common Shares Issued:
                                          Number of Shares       Consideration
     To August 31, 1993
            - for cash                           300,000          $      300
     Prime Air Inc. share exchange
            - June 28, 1994                    2,700,000             350,296
     During year ended December 31, 1995
             - for cash                          562,550             131,756
     Balance at December 31, 1995              3,562,550             482,352

     During year ended December 31, 1996
              - for cash                       1,510,558             755,279
              - consulting and related
                services                       1,483,673               1,483
                                               2,994,231             756,762
     Balance, December 31, 1996                6,556,781           1,239,114

During the year ended December 31, 1997
          - shares-for-debt settlements          255,432             130,751
          - consulting and related services      328,000                 328
                                                 583,432             131,079
     Balance, December 31, 1997                7,140,213           1,370,193

During the year ended December 31, 1998
           - shares-for-debt settlements          93,015              27,370
           - consulting and related services   1,953,727               1,954
           - Transfer Agent correction            (6,000)                 (6)
                                               2,040,742              29,318
                                               9,180,955           1,399,511
           - "Two for One" share split         8,832,155          ______-___

             Balance, December 31, 1998       18,013,110           1,399,511

During the year ended December 31, 1999
           - shares-for-debt settlements         624,450             146,050
           - consulting and related services   1,010,000               1,010
                                               1,634,450             147,060
During the three months ended March 31,2000            -                   -

             Balance, March 31, 2000          19,647,560        $  1,546,571

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(UNAUDITED - SEE NOTICE TO READER)

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

     $67 (USD) per annum for the initial six (6) years (1993 through 1999); and thereafter municipal property taxes, ($ 7,356 - 1999)

     5% of gross receipts per annum derived from the operation of the terminal Facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

     The Company is a development stage company and conducts all operations through its wholly owned subsidiary, Prime Air (BC). The Company has had no material revenues in the past. Operations are expected to commence during year 2000.

     During the last five years, the operations of the Company have been funded from equity participation of the owners. Total cash raised from equity funding from March 1992 to December 31, 1994 was $349,808, $131,755 for 1995 and $756,763 for 1996. No funds were raised during 1997, but the Company did convert $130,751 of debt into common stock of the Company, and $16,135 during 1998. In the year ended December 31, 1999, the Company converted debt of $145,425 into common stock of the Company.

     The Company has realized a cumulative loss of $1,268,536 since March 1992, and anticipates similar losses until operations begin.

     The Company presently has no cash on hand to allow operations to commence. The Company expects to pay approximately $85,000 to cover legal, insurance, and other essential expenses during the next 12 months whether operations commence or not.

     Prime Air (BC)'s sole fixed obligation is the payment of municipal property taxes to the Village of Pemberton ($7,356 USD in 1999) under the terms of its Airport Lease and Operating Agreement.

Prime Air, Inc. announced that it has signed a letter of intent with Voyageur Airways Limited regarding a proposed transaction to finance and operate an air service between Vancouver and Pemberton, British Columbia, Canada, to serve the nearby Whistler resort community.

     The Company further proposes to raise $3,500,000 during the next year. However, there is no assurance that the Company will be able to raise such funds during the next year. This funding will provide sufficient cash to start operations, make capital improvements to the Pemberton Airport and terminal building, and sustain flight operations for some time.


Should operations commence during 2000, the Company anticipates hiring approximately six full-time employees during the next 12 months.