Form 10QSB
period 2000-06-30
PRIME AIR INC
filed 2000-08-15
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2000, there were 19,647,560 shares of the Registrant's Common Stock outstanding.

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

June 30, 2000 and 1999

(Unaudited - See Notice to Reader)

Notice to Reader

Consolidated Balance Sheets

Consolidated Statements of  Operations

Consolidated Statements of Shareholders' Equity and Deficit

Consolidated Statements of Cash Flows

Consolidated Notes to Financial Statements

Koch & Associates
_________________________________________
Ste 601-938 Howe Street, Vancouver, B.C. V6Z 1N9 Tel(604)684-5700
                               Fax 604)684-7211

NOTICE TO READER

     I have compiled the consolidated balance sheets of Prime Air, Inc., a Nevada company, as at June 30, 2000 and consolidated statements of operations and cash flows for the six month period then ended from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned these statements may not be appropriate for their purposes.

                                        "Koch & Associates"
August 10, 2000                         Certified Management Accountants
Vancouver, B.C.

PRIME AIR, INC. (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)

(UNAUDITED - SEE NOTICE TO READER)
                                                June 30           June 30
                                                  2000              1999
                                              (Unaudited)       (Unaudited)

ASSETS

     Current Assets
       Cash and short-term deposits              $     226      $       536
       Prepaid expenses and deposit                    192              -
       GST recoverable                               4,846            7,250
                                                     5,264            7,786

     Capital Assets (Note 4)                       554,952          587,675

                                             $     560,216      $   582,506

LIABILITIES

     Current Liabilities
       Accounts payable and accruals         $     244,905      $   135,134
       Notes and advances payable  (Note 5)         51,000           16,144
                                                   295,905          151,278


SHAREHOLDERS' EQUITY

     Capital Stock  (Note 6)
       Authorized:
         150,000,000 common shares with a
         stated par value of $ .001/share
         3,000,000 preferred cumulative
         convertible shares with a stated
         par value of $ .001/share
       Issued:
         19,647,560 common shares                   19,648           19,648
          (June 30, 1999 19,647,560)

       Share subscription receivable                     -                -

       Capital in excess of par value            1,526,923        1,507,873
                                                 1,546,571        1,527,521
     Accumulated Deficit During
     Development Stage                          (1,282,260)      (1,088,507)
                                                   264,311          439,014

                                             $     560,216    $     590,292
     Approved on Behalf of the Board:

                      "Blaine Haug"        Director

                              See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)

                                          Six Months           Six Months
                                        Ended June 30        Ended June 30
                                            2000                  1999

     Administrative and General

       Amortization                      $     10,072        $    10,337
       Audit and accounting                         -                505
       Consulting fees                              -             24,820
       Insurance                                1,227              3,203
       Interest and service charges               140                 40
       Legal                                      404             58,677
       Office and general                       4,044                539
       Rent - airport facility                    832                  -
       Repair and maintenance                     311                  -
       Telephone and utilities                  2,065              6,819
       Transfer agent and filing fees           5,806              4,264
                                               24,901            109,204

     Other Income (Expense)
       Gain (loss) on foreign exchange
       conversion                                 (55)               884

     Net Loss                                 (24,956)          (108,320)

     Net Loss Per Common Share          $     (0.0013)     $     (0.0057)

     Weighted Average Common Shares
     Outstanding                           19,396,106         19,102,743
      (Giving effect to 2:1 share split)


                         See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)

                                         Six Months           Six Months
                                        Ended June 30        Ended June 30
                                            2000                  1999
                                         (Unaudited)           (Unaudited)

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

     OPERATING
       Net loss                         $     (24,956)     $    (108,320)
       Non-cash charge - amortization          10,072             10,337
                                              (14,884)           (97,983)

       Change in non-cash working
       capital balances relating to
       operations                              (2,799)            56,686
                                              (12,085)           (41,297)

     FINANCING
       Notes and advances payable              11,839            (93,610)
       Issue of capital stock                                    128,010
                                               11,839             34,400

     NET CASH INFLOW (OUTFLOW)                  (246)             (6,897)

     CASH, BEGINNING OF PERIOD                    472              7,433

     CASH, END OF PERIOD                    $     226        $       536


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

           See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                        Capital in                Accumulated
                                         Excess of   Share        Deficit
                                                                  During
                        Common Shares   (Less than) Subscriptions Development
                      Shares      Amount Par Value   Receivable   Stage

Balance Forward     6,556,781   $  6,557  $ 876,620   $   (20)    $ (639,222)

Issue of common
shares for services
at nominal value      328,000        328          -         -              -

Issue of common
shares for debt
settlements:
at $ .500/share      124,252         124     62,001         -              -
at $ .504/share       36,380          36     18,303         -              -
at $ .530/share       94,800          95     50,192         -              -

Net loss for the
year ended
December 31, 1997          -           -          -         -       (189,697)

Balance, December
31, 1997           7,140,213       7,140  1,007,116       (20)      (828,919)

Issue of common
shares for
debt settlements:
at $ .3935/share      10,000          10      3,863         -              -
at $ .4006/share      18,215          18      7,279         -              -

Issue of common
shares for services
at nominal value   1,663,727       1,664          -         -              -
                   8,832,155       8,832  1,018,258       (20)      (828,919)

Two for one
stock split,
May 18, 1998       8,832,155       8,832     (8,832)        -              -
                  17,664,310      17,664  1,009,426       (20)      (828,919)

Issue of common
shares for
debt settlement:
at $ .25/share        64,800          65     16,135         -              -

Issue of common
shares for services
at nominal value     290,000         290          -         -              -

Transfer Agent
adjustment            (6,000)         (6)         -         -              -

Write off of
uncollectable
share subscription
receivable                 -           -      7,313        20              -

Net loss for the
year ended
December 31, 1998          -           -          -         -       (151,268)
Balance, December
31, 1998          18,013,110      18,013  1,032,874         -       (980,187)

Issue of common
shares for debt
settlements:
at $ .20/share       201,250         202     40,048         -              -
at $ .25/share       423,200         423    105,377         -              -

Issue of common
shares for
services
at nominal value   1,010,000       1,010          -         -              -

Net loss for the
year ended
December 31, 1999          -           -          -         -       (277,117)

Balance, December
31, 1999          19,647,560      19,648  1,178,299         -     (1,257,304)

Net loss for the
Two quarters ended
June 30, 2000             -           -          -         -        (11,232)

Balance, June
31, 2000          19,647,560   $  19,648 $1,526,923    $    -   $ (1,282,260)

              See Accompanying Notes To Financial Statements

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000


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

On November 10, 1996, Prime Air Inc (a Nevada corporation) was formed, the purpose of which will be to change the domicile of the Company to the State of Nevada. Prime Air Inc (Nevada) is a wholly-owned subsidiary of Prime Air Inc (Delaware); however, to June 30, 2000 it has engaged in no activities except in relation to the organization of that entity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(UNAUDITED - SEE NOTICE TO READER)

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

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S. funds being converted from Canadian funds where applicable at the average annual rate as posted by the Internal Revenue Service of the United States as follows:

     2000:     $ 0.6730 U.S. /  $ 1.  CDN
     1999:     $ 0.6730 U.S. /  $ 1.  CDN

4.    Capital Assets

                                               2000                    1999
                                            Accumulated    Net Book  Net Book
                                     Cost   Amortization   Value     Value

Air terminal construction costs   $ 644,511   $ 91,662    $ 552,849  $579,998

Furniture and equipment               5,154      3,050        2,103     1,044

                                  $ 649,665   $ 94,712    $ 554,952  $565,024

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.   Related Party Transactions

During the quarter ended June 30, 2000, the Company paid no remuneration to any director.

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(UNAUDITED - SEE NOTICE TO READER)

7.   Capital Stock
     Authorized:
          150,000,000 common shares with a
          stated par value of $ .001/share
          3,000,000 preferred cumulative convertible shares with a stated par value of $ .001/share

     Common Shares Issued:
                                          Number of Shares       Consideration
     To August 31, 1993
            - for cash                           300,000          $      300
     Prime Air Inc. share exchange
            - June 28, 1994                    2,700,000             350,296
     During year ended December 31, 1995
            - for cash                           562,550             131,756
     Balance at December 31, 1995              3,562,550             482,352

     During year ended December 31, 1996
            - for cash                         1,510,558             755,279
            - consulting and related
                services                       1,483,673               1,483
                                               2,994,231             756,762
     Balance, December 31, 1996                6,556,781           1,239,114

During the year ended December 31, 1997
          - shares-for-debt settlements          255,432             130,751
          - consulting and related services      328,000                 328
                                                 583,432             131,079
     Balance, December 31, 1997                7,140,213           1,370,193

During the year ended December 31, 1998
           - shares-for-debt settlements          93,015              27,370
           - consulting and related services   1,953,727               1,954
           - Transfer Agent correction            (6,000)                 (6)
                                               2,040,742              29,318
                                               9,180,955           1,399,511
           - "Two for One" share split         8,832,155          ______-___

             Balance, December 31, 1998       18,013,110           1,399,511

During the year ended December 31, 1999
           - shares-for-debt settlements         624,450             146,050
           - consulting and related services   1,010,000               1,010
                                               1,634,450             147,060
During the six months ended June 30,2000            -                   -

             Balance, June 30, 2000           19,647,560        $  1,546,571

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(UNAUDITED - SEE NOTICE TO READER)

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

     The Company has realized a cumulative loss of $1,282,260 since March 1992, and anticipates similar losses until operations begin.

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