Form 10QSB
period 2000-09-30
PRIME AIR INC
filed 2000-11-15
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 30, 2000, there were 21,022,666 shares of the Registrant's Common Stock outstanding.



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

September 30, 2000 and 1999

(Unaudited - Prepared by Management)



Consolidated Balance Sheets

Consolidated Statements of  Operations

Consolidated Statements of Shareholders' Equity and Deficit

Consolidated Statements of Cash Flows

Consolidated Notes to Financial Statements

PRIME AIR, INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)

(UNAUDITED - PREPARED BY MANAGEMENT)
                                                September 30     September 30
                                                    2000             1999
                                                (Unaudited)      (Unaudited)

                              ASSETS

     Current Assets
       Cash and short-term deposits              $   5,340      $     1,681
       Prepaid expenses and deposit                  1,953              -
       GST recoverable                               4,964            3,164
                                                    12,257            4,845

     Capital Assets (Note 4)                       546,666          577,338

                                             $     558,923      $   582,183

                               LIABILITIES

     Current Liabilities
       Accounts payable and accruals         $     182,031      $   159,021
       Notes and advances payable  (Note 5)          9,809           23,644
                                                   191,840          182,665


                              SHAREHOLDERS' EQUITY

     Capital Stock  (Note 6)
       Authorized:
         150,000,000 common shares with a
         stated par value of $ .001/share
         3,000,000 preferred cumulative
         convertible shares with a stated
         par value of $ .001/share
       Issued:
         21,022,666 common shares                   21,023           19,648
          (September 30, 1999 19,647,560)

       Capital in excess of par value            1,647,779        1,507,873
                                                 1,668,802        1,527,521
     Accumulated Deficit During
     Development Stage                          (1,301,719)      (1,128,003)
                                                   367,083          399,518

                                             $     558,923    $     582,183
     Approved on Behalf of the Board:

     "Blaine Haug"        Director

                              See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(all figures in US dollars)
(UNAUDITED - PREPARED BY MANAGEMENT)

                                        Nine Months Ended    Nine Months Ended
                                           September 30         September 30
                                               2000                  1999

     Administrative and General

       Amortization                      $     15,107        $    15,505
       Audit and accounting                       -                  506
       Consulting fees                            -               25,835
       Insurance                                1,810              5,472
       Interest and service charges               195                  7
       Legal                                      404             71,817
       Office and general administration        6,354              9,465
       Rent - airport facility                 10,240                  -
       Repair and maintenance                   2,106              8,193
       Telephone and utilities                  3,180              7,934
       Transfer agent and filing fees           6,940              4,852
                                               46,336            149,586

     Other Income (Expense)
       Gain on foreign exchange conversion      1,921              1,769

     Net Loss                                 (44,415)          (147,817)

     Net Loss Per Common Share          $     (0.0021)     $     (0.0077)

     Weighted Average Common Shares
     Outstanding                           21,022,666         19,102,743
      (Giving effect to 2:1 share split)


                         See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)
(UNAUDITED - PREPARED BY MANAGEMENT)

                                        Nine Months          Nine Months
                                    Ended September 30   Ended September 30
                                            2000                  1999
                                         (Unaudited)           (Unaudited)

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

     OPERATING
       Net loss                         $     (44,415)     $    (147,816)
       Non-cash charge - amortization          15,107             15,505
                                              (29,308)          (132,311)

       Change in non-cash working
       capital balances relating to
       operations                             (61,954)            84,659
                                              (91,262)           (47,652)

     FINANCING
       Notes and advances payable              29,352            (86,110)
       Issue of capital stock                 122,231            128,010
                                               92,879             41,900

     INVESTING ACTIVITIES
       Recovery on Capital Assets               3,251                -

     NET CASH INFLOW (OUTFLOW)                  4,868             (5,757)

     CASH, BEGINNING OF PERIOD                    472              7,433

     CASH, END OF PERIOD                    $   5,340        $     1,681


                         See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                         Capital in               Accumulated
                                         Excess of      Share     Deficit During
                        Common Shares   (Less than) Subscriptions Development
                      Shares      Amount Par Value   Receivable   Stage

Balance at Inception
on March 10, 1989            -     $    -  $     -    $     -       $      -

Issue of common shares
for cash
at $ .001/share          630,237       630       -          -              -

Net loss for the year
ended  March 31, 1990        -          -        -          -         (17,956)

Balance, March 31, 1990  630,237       630       -          -         (17,956)

Issue of common shares
for cash
at $ .001/share          157,559       158       -          -              -

Net loss for the year
ended March 31, 1991         -          -        -          -         (49,419)

Balance, March 31, 1991  787,796       788       -          -         (67,375)

Net loss for the year
ended March 31, 1992         -          -        -          -         (10,990)

Balance, March 31, 1992  787,796       788       -          -         (78,365)

Issue of common shares
for cash
at $ .277/share          132,088       132       0          -             -
at $ .214/share           17,069        17       0          -             -

Net loss for the year
ended March 31, 1993         -          -        -          -         (38,426)

Balance, March 31, 1993  936,953       937       0          -        (116,791)

Issue of common shares
for services at
nominal value             92,173        92     (92)         -             -

Issue of common shares
for cash
at $ .001/share          300,000       300       -          -             -
at $ .109/share            3,340         3       0          -             -
at $ .154/share           23,634        24       0          -             -
at $ .280/share           19,401        19       0          -             -
at $ .330/share           23,161        23       0          -             -
at $ .463/share           87,445        88      (1)         -             -
at $ .694/share           15,756        16       0          -             -
at $ .925/share            7,878         8       0          -             -

Net loss for the year
ended March 31, 1994           -         -       -          -         (36,272)

Balance, March 31,
1994                   1,509,741  $  1,510   $ (92)    $    -     $  (153,063)

Issue of common
shares for services
at nominal value         937,478      937      (937)       -                 -

Issue of common
shares for cash
at $ .374/share          248,692      249         0        -                 -
at $ .463/share          304,089      304         1        -                 -

Net loss for the
period ended
June 28, 1994                -        -         -        -            (40,947)

Balance, June 28,
1994                   3,000,000    3,000    (1,028)       -         (194,010)

Share subscription
at $ .367/share                -        -    (7,313)     (20)                -

Net loss for the
year ended
December 31, 1994              -        -         -        -         (135,530)

Balance, December
31, 1994               3,000,000    3,000    (8,341)     (20)        (329,540)

Issue of common
shares for cash
and/or services at
an average
of $ .234/share          562,550      563   131,192        -                 -

Net loss for the
period ended
December 31, 1995              -        -         -        -          (71,266)

Balance, December
31, 1995               3,562,550    3,563   122,851      (20)        (400,806)

Issue of common
shares for cash
at $ .500/share        1,510,558    1,511   753,769        -                 -

Issue of common
shares for services
at nominal value       1,483,673    1,483         -        -                 -

Net loss for the
period ended
December 31, 1996              -        -         -        -          (238,416)

Balance, December
31, 1996               6,556,781  $ 6,557  $876,620   $  (20)     $   (639,222)

Issue of common
shares for services
at nominal value         328,000      328         -        -                 -

Issue of common
shares for debt
settlements:
at $ .500/share          124,252      124    62,001        -                 -
at $ .504/share           36,380       36    18,303        -                 -
at $ .530/share           94,800       95    50,192        -                 -

Net loss for the
year ended
December 31, 1997          -           -          -         -         (189,697)

Balance, December
31, 1997               7,140,213    7,140 1,007,116       (20)        (828,919)

Issue of common
shares for
debt settlements:
at $ .3935/share          10,000       10     3,863         -                -
at $ .4006/share          18,215       18     7,279         -                -

Issue of common
shares for services
at nominal value       1,663,727    1,664         -         -                -
                       8,832,155    8,832 1,018,258       (20)        (828,919)

Two for one
stock split,
May 18, 1998           8,832,155    8,832    (8,832)        -                -
                      17,664,310   17,664 1,009,426       (20)        (828,919)

Issue of common
shares for
debt settlement:
at $ .25/share            64,800       65    16,135         -                -

Issue of common
shares for services
at nominal value         290,000      290         -         -                -

Transfer Agent
adjustment                (6,000)      (6)        -         -                -

Write off of
uncollectable
share subscription
receivable                    -         -     7,313        20                -

Net loss for the
year ended
December 31, 1998             -         -         -         -         (151,268)

Balance, December
31, 1998              18,013,110   18,013 1,032,874         -         (980,187)

Issue of common
shares for debt
settlements:
at $ .20/share           201,250      202    40,048         -                -
at $ .25/share           423,200      423   105,377         -                -

Issue of common
shares for
services
at nominal value       1,010,000    1,010         -         -                -

Net loss for the
year ended
December 31, 1999           -           -         -         -         (277,117)


Issue of common
shares for debt
settlements:
at $ .08/share           46,400        46     3,682         -                -
at $ .09/share          460,230       460    40,350         -                -
at $ .10/share          410,776       411    40,665         -                -

Issue of common
Shares for cash
At $ .08/share          457,700       458    36,158         -                -



Net loss for the
Three quarters ended
September 30, 2000                      -         -         -          (44,415)

Balance, September
30, 2000            21,022,666  $ 21,023 $1,647,779    $    -     $ (1,301,719)

              See Accompanying Notes To Financial Statements

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000


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

On November 10, 1996, Prime Air Inc (a Nevada corporation) was formed, the purpose of which will be to change the domicile of the Company to the State of Nevada. Prime Air Inc (Nevada) is a wholly-owned subsidiary of Prime Air Inc (Delaware); however, to September 30, 2000 it has engaged in no activities except in relation to the organization of that entity.

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

PRIME AIR INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(UNAUDITED - PREPARED BY MANAGEMENT)

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

Reporting Currency
All amounts in these consolidated financial statements are reported in U.S. funds being converted from Canadian funds where applicable at the average annual rate as posted by the Internal Revenue Service of the United States as follows:
     2000:     $ 0.6667 U.S. /  $ 1.  CDN
     1999:     $ 0.6730 U.S. /  $ 1.  CDN

4.    Capital Assets

                                                              2000      1999
                                            Accumulated    Net Book  Net Book
                                     Cost   Amortization   Value     Value

Air terminal construction costs   $ 641,270   $ 96,593    $ 544,677  $579,998

Furniture and equipment               5,154      3,155        1,989     1,044

                                  $ 646,424   $ 99,748    $ 546,666  $565,024

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.   Related Party Transactions

During the quarter ended September 30, 2000, the Company paid no remuneration to any director.

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(UNAUDITED - PREPARED BY MANAGEMENT)

7.    Capital Stock
     Authorized:
          150,000,000 common shares with a
          stated par value of $ .001/share
          3,000,000 preferred cumulative convertible shares with a stated par value of $ .001/share

     Common Shares Issued:
                                          Number of Shares       Consideration
     To August 31, 1993
            - for cash                           300,000          $      300
     Prime Air Inc. share exchange
            - June 28, 1994                    2,700,000             350,296
     During year ended December 31, 1995
             - for cash                          562,550             131,756
     Balance at December 31, 1995              3,562,550             482,352

     During year ended December 31, 1996
              - for cash                       1,510,558             755,279
              - consulting and related
                services                       1,483,673               1,483
                                               2,994,231             756,762
     Balance, December 31, 1996                6,556,781           1,239,114

During the year ended December 31, 1997
          - shares-for-debt settlements          255,432             130,751
          - consulting and related services      328,000                 328
                                                 583,432             131,079
     Balance, December 31, 1997                7,140,213           1,370,193

During the year ended December 31, 1998
           - shares-for-debt settlements          93,015              27,370
           - consulting and related services   1,953,727               1,954
           - Transfer Agent correction            (6,000)                 (6)
                                               2,040,742              29,318
                                               9,180,955           1,399,511
           - "Two for One" share split         8,832,155                -

             Balance, December 31, 1998       18,013,110           1,399,511

During the year ended December 31, 1999
           - shares-for-debt settlements         624,450             146,050
           - consulting and related services   1,010,000               1,010
                                               1,634,450             147,060

During the nine months ended September           30,2000                   -
           - shares-for-debt settlements         917,406              85,614
           - cash sale of restricted shares      457,700              36,616

             Balance, September 30, 2000      21,022,666        $  1,668,802

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(UNAUDITED - PREPARED BY MANAGEMENT)

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

     During the last five years, the operations of the Company have been funded from equity participation of the owners. Total cash raised from equity funding from March 1992 to December 31, 1994 was $349,808, $131,755 for 1995 and $756,763 for 1996. No funds were raised during 1997, but the Company did convert $130,751 of debt into common stock of the Company, and $16,135 during 1998. In the year ended December 31, 1999, the Company converted debt of $145,425 into common stock of the Company. During the three quarters ended September 30, 2000, the company converted $85,614 of debt into common stock of the company and sold restricted shares for $36,616.

     The Company has realized a cumulative loss of $1,301,719 since March 1992, and anticipates similar losses until operations begin.

     The Company presently has no cash on hand to allow operations to commence. The Company expects to pay approximately $85,000 to cover legal, insurance, and other essential expenses during the next 12 months whether operations commence or not.

     Prime Air (BC)'s sole fixed obligation is the payment of municipal property taxes to the Village of Pemberton (paid $10,240 USD in 2000) under the terms of its Airport Lease and Operating Agreement.

Prime Air, Inc. announced that it has signed a letter of intent with Voyageur Airways Limited regarding a proposed transaction to finance and operate an air service between Vancouver and Pemberton, British Columbia, Canada, to serve the nearby Whistler resort community, and that it has signed a letter of intent with Galvin Aviation Inc regarding a proposed agreement to provide "Fixed Base Operations" services.

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