Form 10KSB
period 2000-12-31
PRIME AIR INC
filed 2001-04-30
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (21,022,666 shares) computed by using the closing sale price on April 20, 2000, was $1,051,133.
State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 20, 2000, there were 21,022,666 shares of the Registrant's
Common Stock outstanding.

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

The Company entered into a "Memorandum of Proposed Agreement" with 519222 Ontario
Limited, a corporate entity associated with Voyageur Airways Limited, which, subject to the final approval of Voyageur and the Company, will allow a merger which combines 25% of the assets of
Voyageur with 70% of the assets of the Company.  That engagement was not completed, however,
Voyageur continues to work with the Company for the purpose of establishing an air service.
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

The Pemberton Airport is approximately 20 miles north of Whistler Resort on Highway 99.
Whistler Resort is a ski resort located at the base of Whistler Mountain and Blackcomb Mountain approximately 75 miles north of Vancouver, British Columbia, Canada. The resort has approximately 6,800 permanent residents and attracts approximately 2,000,000 visitors annually.
Currently only ground transportation is available to the resort, except for private flights into
Pemberton Airport. The nearest airport facility to Whistler Resort is Pemberton Airport. There is presently no regular air service into Pemberton Airport.

The Airport Agreement provided that Prime Air (BC) must construct a terminal facility on or before October 21, 1994, which date was extended to June 1, 1996, by the Council for the Village of Pemberton. Prior to such extended date, Prime Air (BC) completed the terminal facility at the
Pemberton Airport. The terminal constructed by Prime Air (BC) has a total square footage of
11,200 square feet, of which approximately 5,500 of interior space has been finished and is ready for its intended use as an airport terminal. The finished portion consists of an arrival and departure lounge, baggage holding area, office, two public washrooms with a total of 14 cubicles, reception area, and a utility room. There is also a water and a waste treatment plant housed in a separate building. The total construction costs of the facility were $641,972 ($590,181 for the terminal building, $20,989 for engineering and design, $18,699 for environmental work; and $12,103 for insurance and permits) and were financed through the sale of the Company's stock. During calendar year 1996, the Company sold 1,510,558 shares of its common stock at $0.50 per share for total proceeds of $755,279. The limited offering was conducted pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission. The offering was conducted for the purpose of raising funds for the completion of construction of the airport terminal facility at
Pemberton. At the time of such offering the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and was not an investment company. The aggregate offering price of all securities sold within the twelve months preceding the start of and during the offering did not exceed $1,000,000. There is currently no debt against the terminal building. The initial term of the Airport Agreement, and the right of Prime Air
(BC) to operate the terminal facility, was two years with provisions allowing Prime Air (BC) to extend such initial term for addition terms totaling in the aggregate thirty years, provided that
Prime Air (BC) shall continue to fulfill its obligations under the Airport Agreement, including the payment of rent in the amount of $100 per year for the first five years, and the payment of property taxes imposed by municipal authorities plus 5% of the gross receipts derived from the operation of the terminal facility for each year thereafter. The Airport Agreement also grants to Prime Air (BC)
the option to lease and use certain other lands at the Pemberton Airport for fixed base operations.
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
Employees

The Company, including Prime Air BC, had one employee as of December 31, 2000, consisting of

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended December 31,
2000.

EDGAR is a federally registered trademark of the U.S. Securities and Exchange Commision
(SEC). EDGAR ONLINE is a product of EDGAR Online, Inc. and is neither approved by, nor affiliated with the SEC. EDGAR Online, Inc. makes no claims concerning the validity of the information provided by EDGAR ONLINE and will not be held liable for any use of this information. The information ("Information") provided herein may be displayed and printed for your personal, non-commercial use only. You may not reproduce, retransmit, distribute, disseminate, sell, publish, broadcast or circulate the Information to anyone, without the express written consent of EDGAR Online, Inc. © Copyright 1995-1999 EDGAR Online, Inc. All
rights reserved.

                        PRIME AIR, INC.
                 (A Development Stage Company)
                     (A Nevada Corporation)

               Consolidated Financial Statements

                   December 31, 2000 and 1999

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
               ________________________________________________
                                9511 Bates Road, Richmond, B.C.
                                                 CANADA V7A 1E3
                     Telephone (604)272-5454  Fax (604)272-5874

                        AUDITORS' REPORT

To the Shareholders of
Prime Air, Inc. (A Nevada Corporation)

We have audited the consolidated balance sheets of Prime Air, Inc. (A Development Stage
Company) as at December 31, 2000 and 1999 and the consolidated statements of operations, shareholders' equity and deficit and cash flows for the years then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in accordance with generally accepted accounting principles.

     As reported in Note 1 to these financial statements, the results of operations and cash flows for the period from the date of inception of this organization as a development stage company on
March 10, 1989 to December 31, 2000 have been compiled from information provided by management.  We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

                                          "Rutherford & Company"
Richmond, Canada
April 21, 2000                            Chartered Accountants

                                           Rutherford & Company
                                          Chartered Accountants
               ________________________________________________
                                9511 Bates Road, Richmond, B.C.
                                                 CANADA V7A 1E3
                     Telephone (604)272-5454  Fax (604)272-5874

Comments by Auditor for U.S. Readers
on Canada-U.S. Reporting Difference

  In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 2 to the financial statements.  Our report to the shareholders dated  April
21, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

                                     "Rutherford & Company"
Richmond, Canada
April 21, 2000                        Chartered Accountants

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)

                                                   December 31    December 31
                                                      2000           1999
ASSETS

Current Assets
  Cash and short-term deposits               $       2,605       $          472
  Prepaid expenses                                   1,467                1,448
  GST recoverable                                    1,490                4,462
                                                     5,562                6,382

Capital Assets (Note 4)                            542,432              565,024
                                                   -------              -------

                                             $     547,994       $      571,406
                                                   =======              =======
LIABILITIES

Current Liabilities
  Accounts payable and accruals              $     212,450       $      242,978
  Notes and advances payable  (Note 5)              15,184               39,161
                                                   -------              -------
                                                   227,634              282,139
                                                   =======              =======

SHAREHOLDERS' EQUITY

Capital Stock  (Note 6)
  Authorized:
    50,000,000 common shares with a stated
    par value of $.001/share 3,000,000
    preferred cumulative convertible shares
    with a stated par value of $.001/share

  Issued:
    21,022,666 common shares (1999: 19,647,560)     21,023              19,648

  Capital in excess of par value                 1,652,977           1,526,923
                                                 ---------           ---------
                                                 1,674,000           1,546,571
Accumulated Deficit During
  Development Stage                             (1,353,640)         (1,257,304)
                                                 ---------           ---------
                                                   320,360             289,267
                                                 ---------           ---------
                                               $   547,994         $   571,406
                                                 =========           =========

Approved on Behalf of the Board:
"Blaine Haug"        Director
"Wayne Koch"         Director

See Accompanying Notes To  Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(all figures in US dollars)

                                                    Year Ended     Year Ended
                                                    December 31    December 31
                                                       2000           1999

Administrative And General Expenses

  Audit and accounting                            $     20,280   $     16,955
  Advertising                                            3,434          2,010
  Amortization                                          20,053         20,247
  Commissions and finders' fees                         11,361         19,050
  Consulting   (Note 7)                                   (209)        78,478
  Insurance                                              2,304          4,047
  Interest and service charges                           5,153          3,076
  Legal costs                                            9,681        111,895
  Office and general                                       410            524
  Repairs and maintenance                                2,171          1,602
  Rent and property taxes - airport facility (Note 8)    9,294          7,356
  Telephone and utilities                                4,051          8,001
  Transfer agent, listing and filing fees                6,277          6,122
  Travel, promotion and entertainment (recovered)        5,706         (7,692)
                                                        ------        -------
                                                        99,966        271,671
                                                        ------        -------

Other Expense (Income)                                      -              -

  Loss (gain) on foreign exchange conversion            (3,176)         5,672
  Interest income                                         (454)          (226)
                                                        ------        -------
                                                        (3,630)         5,446
                                                        ------        -------
Net Loss For The Year                             $     96,336    $   277,117
                                                        ======        =======

Net Loss Per Common Share                         $    (0.0048)   $   (0.0143)
                                                        ======        =======

Weighted Average Common Shares Outstanding          20,169,124     19,396,106
                                                        ======        =======

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)

                                                   Year ended         Year ended
                                                   December 31        December 31
                                                      2000               1999

NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss                                     $      (4,051)      $      (8,001)
  Non-cash charge - amortization                          -                   -
                                                      ------              ------
                                                      (4,051)             (8,001)

  Change in non-cash working capital
      balances relating to operations                (27,575)            165,870
                                                      ------              ------
                                                     (31,626)            157,869
                                                      ------              ------

FINANCING
  Notes and advances payable                         (23,977)            (70,593)
  Issue of capital stock                             127,429             147,060
                                                      ------              ------
                                                     103,452              76,467
                                                      ------              ------

INVESTING
  Recovery of terminal facility construction costs     2,539               7,572
                                                      ------              ------
NET CASH INFLOW (OUTFLOW)                             74,365             241,908

CASH, BEGINNING OF YEAR                              241,908                 -
                                                      ------              ------
CASH, END OF YEAR                                $   316,273         $   241,908
                                                      ======              ======

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage  Company)

Consolidated Statements of Shareholders' Equity and Deficit

                                                           Capital in                    Accumulated
                                                           Excess of     Share           Deficit During
                                        Common Shares     (Less than)    Subscriptions   Development
                                       Shares    Amount    Par Value     Receivable      Stage
Balance at Inception on
  March 10, 1989                         -     $      -    $      -       $       -      $         -

Issue of common shares for cash
  at $ .001/share                     630,237         630         -               -                -

Net loss for the year ended
  March 31, 1990                         -            -           -               -          (17,956)
                                     --------      ------     ------          -------       --------
Balance, March 31, 1990               630,237         630         -               -          (17,956)

Issue of common shares for cash
  at $ .001/share                     157,559         158         -               -                -

Net loss for the year ended
  March 31, 1991                         -            -           -               -          (49,419)
                                     --------      ------     ------          -------       --------
Balance, March 31, 1991               787,796         788         -               -          (67,375)

Net loss for the year ended
  March 31, 1992                         -            -           -               -          (10,990)
                                     --------      ------     ------          -------       --------
Balance, March 31, 1992               787,796         788         -               -          (78,365)

Issue of common shares for cash
  at $ .277/share                     132,088         132     36,499              -                -
  at $ .214/share                      17,069          17      3,628              -                -

Net loss for the year ended
  March 31, 1993                         -            -           -               -          (38,426)
                                     --------      ------     ------          -------       --------
Balance, March 31, 1993               936,953         937     40,127              -         (116,791)

Issue of common shares for services
  at nominal value                     92,173          92        (92)             -                -

Issue of common shares for cash
  at $ .001/share                     300,000         300         -               -                -
  at $ .109/share                       3,340           3        361              -                -
  at $ .154/share                      23,634          24      3,619              -                -
  at $ .280/share                      19,401          19      5,400              -                -
  at $ .330/share                      23,161          23      7,624              -                -
  at $ .463/share                      87,445          88     40,330              -                -
  at $ .694/share                      15,756          16     10,907              -                -
  at $ .925/share                       7,878           8      7,274              -                -

Net loss for the year ended
  March 31, 1994                         -            -           -               -          (36,272)
                                     --------      ------     ------          -------       --------
Balance, March 31, 1994             1,509,741    $  1,510  $ 115,550      $       -      $  (153,063)

Issue of common shares for services
  at nominal value                    937,478         937       (937)             -                -

Issue of common shares for cash
  at $ .374/share                     248,692         249     92,697              -                -
  at $ .463/share                     304,089         304    140,286              -                -

Net loss for the period ended
  June 28, 1994                          -            -           -               -          (40,947)
                                     --------      ------     ------          -------       --------
Balance, June 28, 1994              3,000,000       3,000    347,596              -         (194,010)

Share subscription at $ .367/share       -            -       (7,313)           (20)               -

Net loss for the period ended
  December 31, 1994                      -            -            -              -         (135,530)
                                     --------      ------     ------          -------       --------
Balance, December 31, 1994          3,000,000       3,000    340,283            (20)        (329,540)

Issue of common shares for cash
  and/or services at an average
  of $ .234/share                     562,550         563    131,192              -                -

Net loss for the year ended
  December 31, 1995                      -            -            -              -          (71,266)
                                     --------      ------     ------          -------       --------
Balance, December 31, 1995          3,562,550       3,563    471,475            (20)        (400,806)

Issue of common shares for cash
  at $ .500/share                   1,510,558       1,511    753,769              -                -

Issue of common shares for services
  at nominal value                  1,483,673       1,483          -              -                -

Net loss for the year ended
  December 31, 1996                      -            -            -              -         (238,416)
                                     --------      ------     ------          -------       --------
Balance, December 31, 1996          6,556,781   $   6,557 $1,225,244         $  (20)     $  (639,222)

Issue of common shares for services
  at nominal value                    328,000         328          -              -                -

Issue of common shares for
  debt settlements:
   at $ .500/share                    124,252         124     62,001              -                -
   at $ .504/share                     36,380          36     18,303              -                -
   at $ .530/share                     94,800          95     50,192              -                -

Net loss for the year ended
  December 31, 1997                      -            -            -              -         (189,697)
                                     --------      ------     ------          -------       --------
Balance, December 31, 1997          7,140,213       7,140  1,355,740            (20)        (828,919)

Issue of common shares for
  debt settlements:
   at $ .3935/share                    10,000          10      3,863              -                -
   at $ .4006/share                    18,215          18      7,279              -                -

Issue of common shares for services
  at nominal value                  1,663,727       1,664          -              -                -
                                    8,832,155       8,832  1,366,882            (20)        (828,919)

Two for one stock split,
  May 18, 1998                      8,832,155       8,832     (8,832)             -                -
                                   17,664,310      17,664  1,358,050            (20)        (828,919)

Issue of common shares for
  debt settlements:
   at $ .25/share                      64,800          65     16,135              -                -

Issue of common shares for services
  at nominal value                    290,000         290          -              -                -

Transfer Agent adjustment              (6,000)         (6)         -              -                -

Write off of uncollectable share
  subscription receivable                   -           -      7,313             20                -

Net loss for the year ended
  December 31, 1998                         -           -          -              -         (151,268)
                                     --------      ------     ------          -------       --------
Balance, December 31, 1998         18,013,110    $ 18,013 $1,381,498        $     -      $  (980,187)

Issue of common shares for
  debt settlements:
   at $ .20/share                     201,250         202     40,048              -                -
   at $ .25/share                     423,200         423    105,377              -                -

Issue of common shares for services
  at nominal value                  1,010,000       1,010          -              -                -

Net loss for the year ended
  December 31, 1999                         -           -          -               -        (277,117)

Balance, December 31, 1999         19,647,560      19,648  1,526,923               -      (1,257,304)

Issue of common shares for cash:
   at $ .08/share                     500,000         500     39,500               -               -

Issue of common shares for
  debt settlement:s:
   at $ .08/share                       4,100           4        324               -               -
   at $ .10/share                     871,006         871     86,230               -

Net loss for the year ended
  December 31, 2000                         -           -          -               -         (96,336)
                                     --------      ------     ------          -------       --------
Balance, December 31, 2000         21,022,666    $ 21,023 $1,652,977         $     -     $(1,353,640)
                                     ========      ======     ======          =======       ========

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

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

The results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31, 2000 are presented herein for information purposes only.  These amounts are unaudited and accordingly no audit opinion has been expressed thereon.

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

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

  3.   Significant Accounting Policies

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S. funds.  Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $ 1.4978 CDN/$1.00 U.S.  Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows: $ 1.4852
CDN/$1.00 U.S. (1999: $1.4858 CDN/ $1.00 U.S.).

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
December 31, 2000 and 1999

  3.    Significant Accounting Policies (continued)

Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes",
during the fiscal year ended December 31, 1998 and applied the provisions of that statement on a retroactive basis to the previous fiscal years, which resulted in no significant adjustments.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for income tax and financial reporting purposes.  There were no temporary differences at December 31, 2000 and earlier years and accordingly, no deferred tax liabilities have been recognized for all years.

The operating subsidiary Company has cumulative net operating loss carryforwards of approximately $ 793,000 at December 31, 2000 and $ 774,000 at December 31, 1999.  No effect has been shown in the financial statements for these carryforwards as the likelihood of future tax benefit from such is not presently determinable.  The potential income tax benefits of these net operating loss carryforwards of approximately $
145,000 at December 31, 2000 and $ 153,000 at December 31, 1999 (based upon current income tax rates)
have been offset by valuation reserves of the same amount.  Net operating losses expire after seven (7) years.
Operating losses of the US parent corporation have not been determined.

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

  4.    Capital Assets

Capital assets consist of the following at December 31, 2000 and December 31, 1999:

                                                          December 31, 2000
                                                        Accumulated        Net Book
                                              Cost      Amortization       Value

     Air terminal construction costs      $ 641,972    $ 101,434            $ 540,338

     Furniture and equipment                  5,154        3,260                1,894
                                          $ 647,126    $ 104,694            $ 542,432

                                                           December 31, 1999
                                                         Accumulated       Net Book
                                              Cost       Amortization      Value

     Air terminal construction costs      $ 644,511    $  81,800            $ 562,711

     Furniture and equipment                  5,154        2,841                2,313
                                          $ 649,665    $  84,641            $ 565,024

During the year ended December 31, 2000, a recovery of terminal facility construction costs in the amount of
$2,539 was realized.

  5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.  Included therein is an amount of $11,846 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.68% of the issued and outstanding capital of the Company.

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

  6.    Capital Stock
        Authorized:
            50,000,000 common shares with a stated par value of $ .001/share
              3,000,000 preferred cumulative convertible shares with a stated par value of $ .001/share

        Common Shares Issued:                Number of Shares         Consideration
  To August 31, 1993
         - for cash                                300,000         $          300
  Prime Air Inc. share exchange
         - June 28, 1994                         2,700,000                350,296
  During year ended December 31, 1995
         - for cash                                562,550                131,756
  Balance at December 31, 1995                   3,562,550                482,352

  During year ended December 31, 1996
         - for cash                              1,510,558                755,279
         - consulting and related services       1,483,673                  1,483
                                                 2,994,231                756,762
  Balance, December 31, 1996                     6,556,781              1,239,114

During the year ended December 31, 1997
         - shares-for-debt settlements             255,432                130,751
         - consulting and related services         328,000                    328
                                                   583,432                131,079
  Balance, December 31, 1997                     7,140,213              1,370,193

During the year ended December 31, 1998
         - shares-for-debt settlements              93,015                 27,370
         - consulting and related services       1,953,727                  1,954
         - Transfer Agent correction                (6,000)                    (6)
                                                 2,040,742                 29,318
                                                 9,180,955              1,399,511
         - "Two for One" share split             8,832,155             ______-___
  Balance, December 31, 1998                    18,013,110              1,399,511

During the year ended December 31, 1999
     - shares-for-debt settlements                 624,450                146,050
     - consulting and related services           1,010,000                  1,010
                                                 1,634,450                147,060
  Balance, December 31, 1999                    19,647,560              1,546,571

During the year ended December 31, 2000
     - for-cash                                    500,000                 40,000
     - shares-for-debt settlements                 875,106                 87,429
                                                 1,375,106                127,429

  Balance, December 31, 2000                    21,022,666           $  1,674,000

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

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

  7.   Related Party Transactions

During the years ended December 31, 2000 and 1999, no cash remuneration was paid to any director or officer of the Company.  In past years the Company has adopted a policy of issuing "restricted" common shares to certain directors and officers for services rendered, such shares being attributed a nominal value of $ 0.001 per share.  During the year ended December 31, 2000, no such shares were issued (1999: 800,000 shares; 1998: 2,000,000 shares).

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

       -  $ 67 US ($100 CDN) per annum for the initial six (6) years (1993 through 1999);
            and thereafter

       -  5% of gross receipts per annum derived from the operation of the terminal facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation.
       The lease commitment amounts for 2001 through 2005 cannot be quantified as the amount of gross receipts for those years cannot be determined and active operation of the terminal facilities has not yet commenced.

No lease payments were made during the year ended December 31, 2000 as there were no gross receipts derived from operations. The Company, however, was obligated to pay property taxes imposed by municipal authorities, such levies amounting to $9,294. for the year ended December 31, 2000 (1999: $7,356).

                                           Rutherford & Company
                                          Chartered Accountants
               ________________________________________________
                                9511 Bates Road, Richmond, B.C.
                                                 CANADA V7A 1E3
                     Telephone (604)272-5454  Fax (604)272-5874

                      ACCOUNTANTS' CONSENT

We hereby consent to the use of our audit report of Prime Air, Inc. (Nevada), dated April 21, 2000, for the years ended December 31, 2000 and 1999 in the Form 10K SB Statement for Prime Air, Inc.
(Nevada).

We also consent to the use of our auditing firm as experts in the 10K SB Registration Statement for
Prime Air, Inc. (Nevada).

                                     "Rutherford & Company"
Richmond, Canada
April 21, 2000                        CHARTERED ACCOUNTANTS