Form 10QSB
period 2001-03-31
PRIME AIR INC
filed 2001-06-11
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

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
[X]  No [   ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 2001, there were
21,022,666 shares of the Registrant's Common Stock outstanding.

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

However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended
December 31, 2000.

PRIME AIR INC.
(A Development Stage Company)
(A Nevada Corporation)

Consolidated Financial Statements

March 31, 2001 and 2000

(Unaudited - See Notice to Reader)

Notice to Reader

Consolidated Balance Sheets

Consolidated Statements of  Operations

Consolidated Statements of Shareholders' Equity and Deficit

Consolidated Statements of Cash Flows

Consolidated Notes to Financial Statements

NOTICE TO READER

     We have compiled the consolidated balance sheets of Prime Air Inc., a
Nevada company, as at  March 31, 2001 and consolidated statements of operations and cash flows for the three month period.  We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned  these statements may not be appropriate for their purposes.

                          "Prime Air, Inc."
May 13, 2001
Vancouver, B.C.

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)

(UNAUDITED - SEE NOTICE TO READER)

                                                  March 31          March 31
                                                  2000              1999
                                                (Unaudited)       (Unaudited)

                              ASSETS
     Current Assets
       Cash and short-term deposits              $   2,690      $       765
       Prepaid expenses and deposit                    697            1,446
       GST recoverable                               1,446            4,546
                                                     4,833            6,757
                                                   -------          -------
     Capital Assets (Note 4)                       537,564          559,988
                                                   -------          -------
                                             $     542,397      $   566,745

                              LIABILITIES
     Current Liabilities
       Accounts payable and accruals         $     201,244      $   239,210
       Notes and advances payable  (Note 5)         25,017           49,500
                                                   -------          -------
                                                   226,261          288,710

                              SHAREHOLDERS' EQUITY

     Capital Stock  (Note 6)
       Authorized:
         50,000,000 common shares with a
         stated par value of $ .001/share
         3,000,000 preferred cumulative
         convertible shares with a stated
         par value of $ .001/share
       Issued:
         21,022,666 common shares                   21,023           19,648
          (March 31, 2000 19,647,560)

       Share subscription receivable                     -                -

       Capital in excess of par value            1,652,977        1,526,923
                                                   -------          -------
                                                 1,674,000        1,546,571
     Accumulated Deficit During
     Development Stage                          (1,357,864)      (1,268,536)
                                                   316,136          278,035
                                                   -------          -------
                                             $     542,397    $     566,745

     Approved on Behalf of the Board:

     "Blaine Haug"         Director

                                    See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)

                                        Three Months          Three Months
                                        Ended March 31        Ended March 31
                                            2001                  2000

     Administrative and General

     Audit and accounting                $        -          $       -
       Amortization                             4,868              5,036
       Consulting fees                            -                  -
       Insurance                                  715                -
       Interest and service charges                58                 69
       Legal                                      365                404
       Office and general                         330                525
       Rent - airport facility                     -                 832
       Repair and maintenance                      68                311
       Telephone and utilities                    438                940
       Transfer agent and filing fees           2,292              3,186
                                              -------            -------
                                                9,134             11,303

     Other Income (Expense)
       Gain (loss) on foreign exchange
       conversion                               4,910                 71

     Net Loss                                  (4,224)           (11,232)

     Net Loss Per Common Share          $     (0.0002)     $     (0.0006)

     Weighted Average Common Shares
     Outstanding                           21,022,666         19,396,106
      (Giving effect to 2:1 share split)

                         See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)

                                        Three Months          Three Months
                                        Ended March 31        Ended March 31
                                            2001                  2000
                                         (Unaudited)           (Unaudited)

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

     OPERATING
       Net loss                         $     (4,224)     $     (11,232)
       Non-cash charge - amortization           4,868              5,036
                                                  644             (6,196)

       Change in non-cash working
       capital balances relating to
       operations                             (10,392)            (3,850)
                                               (9,748)           (10,046)

     FINANCING
       Notes and advances payable               9,833             10,339

     NET CASH INFLOW (OUTFLOW)                     85                293

     CASH, BEGINNING OF PERIOD                  2,605                472

     CASH, END OF PERIOD                    $   2,690        $       765

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

                     See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                                           Capital in                     Accumulated
                                                           Excess of     Share            Deficit During
                                       Common Shares      (Less than)    Subscriptions    Development
                                    Shares       Amount    Par Value     Receivable       Stage

Balance Forward                18,013,110       $  18,013 $ 1,381,498      $      -       $   (980,187)

Issue of common shares for
  debt settlements:
   at $ .20/share                 201,250             202      40,048             -              -
   at $ .25/share                 423,200             423     105,377             -              -

Issue of common shares for
services
  at nominal value              1,010,000           1,010        -                -              -

Net loss for the year ended
  December 31, 1999                  -                -          -                -           (277,117)

Balance, December 31, 1999     19,647,560          19,648   1,526,923             -         (1,257,304)

Issue of common shares for cash:
   at $ .08/share                 500,000             500      39,500             -              -

Issue of common shares for
  debt settlement:s:
   at $ .08/share                   4,100               4         324             -              -
   at $ .10/share                 871,006             871      86,230             -

Net loss for the year ended
  December 31, 2000                  -                -          -                -            (96,336)

Balance, December 31, 2000     21,022,666          21,023   1,652,977             -         (1,353,640)

Net loss for the quarter ended
  March 31, 2001                     -                -          -                -             (4,224)

Balance, March 31, 2001        21,022,666      $   21,023 $ 1,652,977       $     -       $ (1,454,200)

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001 and 2000

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

The results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10,
1989 to March 31, 2001 are presented herein for information purposes only.
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
March 31, 2001 and 2000

3.      Significant Accounting Policies

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S.
funds.  Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the quarter-end closing exchange rate of $
1.4852 CDN/$1.00 U.S.  Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S.
equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as
follows: (2000) $1.4852 CDN/$1.00 U.S.(1999: $1.4858 CDN/ $1.00 U.S.).

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
March 31, 2001 and 2000

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
There were no temporary differences at March 31, 2001 and earlier years and accordingly, no deferred tax liabilities have been recognized for all years.

The operating subsidiary Company has cumulative net operating loss carryforwards of approximately $ 793,000 at December 31, 2000 and $774,000 at
December 31, 1999.  No effect has been shown in the financial statements for these carryforwards as the likelihood of future tax benefit from such is not presently determinable.  The potential income tax benefits of these net operating loss carryforwards of approximately $ 145,000 at December 31, 2000 and $ 153,000 at December 31, 1999 (based upon current income tax rates) have been offset by valuation reserves of the same amount.  Net operating losses expire after seven (7) years.  Operating losses of the US parent corporation have not been determined.

4.    Capital Assets

Capital assets consist of the following at March 31, 2001 and March 31, 2000:

                   March 31, 2001
                                          Accumulated      Net
Book                               Cost   Amortization     Value
Air terminal construction costs  $ 641,972 $ 106,302    $ 535,670
Furniture and equipment              5,154     3,260        1,894
                                 $ 647,126   104,694    $ 537,564

                   March 31, 2000
                                          Accumulated      Net
Book                               Cost   Amortization     Value
Air terminal construction costs  $ 644,511 $  86,731    $ 557,780
Furniture and equipment              5,154     2,946        2,946
                                 $ 649,665    89,677    $ 559,988

During the year ended December 31, 2000, a recovery of terminal facility construction costs in the amount of $2,539 was realized.

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001 and 2000

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.    Capital Stock
        Authorized:
            50,000,000 common shares with a stated par value of $ .001/share
              3,000,000 preferred cumulative convertible shares with a stated
par value of $ .001/share

        Common Shares Issued:                     Number of Shares       Consideration
     To August 31, 1993- for cash                    300,000            $        300
     Prime Air Inc. share exchange
          - June 28, 1994                          2,700,000                 350,296
During year ended December 31, 1995
          - for cash                                 562,550                 131,756
     Balance at December 31, 1995                  3,562,550                 482,352

During year ended December 31, 1996
          - for cash                               1,510,558                 755,279
          - consulting and related services        1,483,673                   1,483
                                                   2,994,231                 756,762
     Balance, December 31, 1996                    6,556,781               1,239,114

During the year ended December 31, 1997
          - shares-for-debt settlements              255,432                 130,751
          - consulting and related services          328,000                     328
                                                     583,432                 131,079
     Balance, December 31, 1997                    7,140,213               1,370,193

During the year ended December 31, 1998
          - shares-for-debt settlements               93,015                  27,370
          - consulting and related services        1,953,727                   1,954
          - Transfer Agent correction                 (6,000)                     (6)
                                                   2,040,742                  29,318
                                                   9,180,955               1,399,511
          - "Two for One" share split              8,832,155              ______-___
     Balance, December 31, 1998                   18,013,110               1,399,511

During the year ended December 31, 1999
          - shares-for-debt settlements              624,450                 146,050
          - consulting and related services        1,010,000                   1,010
                                                   1,634,450                 147,060
     Balance, December 31, 1999                   19,647,560               1,546,571

During the year ended December 31, 2000
          - for-cash                                 500,000                  40,000
          - shares-for-debt settlements              875,106                  87,429
                                                   1,375,106                 127,429

     Balance, March 31, 2001                      21,022,666            $  1,674,000

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
March 31, 2001 and 2000

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