Form 10QSB
period 2001-06-30
PRIME AIR INC
filed 2001-08-14
CIK 1004973

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

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
[X]  No [   ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2001, there were
21,022,666 shares of the Registrant's Common Stock outstanding.

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

June 30, 2001 and 2000

(Unaudited - See Notice to Reader)

Notice to Reader

Consolidated Balance Sheets

Consolidated Statements of  Operations

Consolidated Statements of Shareholders' Equity and Deficit

Consolidated Statements of Cash Flows

Consolidated Notes to Financial Statements

NOTICE TO READER

     We have compiled the consolidated balance sheets of Prime Air Inc., a
Nevada company, as at  June 30, 2001 and consolidated statements of operations and cash flows for the three month period.  We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned  these statements may not be appropriate for their purposes.

                          "Prime Air, Inc."
August 11, 2001
Vancouver, B.C.

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)

(UNAUDITED - SEE NOTICE TO READER)

                                                  June 30          June 30
                                                   2001              2000
                                                (Unaudited)       (Unaudited)

                              ASSETS
     Current Assets
       Cash and short-term deposits              $     310      $       226
       Prepaid expenses and deposit                     -               192
       GST recoverable                               1,534            4,846
                                                     1,844            5,264
                                                   -------          -------
     Capital Assets (Note 4)                       532,648          554,952

                                             $     534,492      $   560,216

                              LIABILITIES
     Current Liabilities
       Accounts payable and accruals         $     211,135      $   244,905
       Notes and advances payable  (Note 5)         25,115           51,000
                                                   236,250          295,905

                              SHAREHOLDERS' EQUITY

     Capital Stock  (Note 6)
       Authorized:
         50,000,000 common shares with a
         stated par value of $ .001/share
         3,000,000 preferred cumulative
         convertible shares with a stated
         par value of $ .001/share
       Issued:
         21,022,666 common shares                   21,023           19,648
          (June 30, 2000 19,647,560)

       Share subscription receivable                     -                -

       Capital in excess of par value            1,652,977        1,526,923
                                                 1,674,000        1,546,571
     Accumulated Deficit During
     Development Stage                          (1,375,758)      (1,282,260)
                                                   298,242          264,311

                                             $     534,492    $     560,216

     Approved on Behalf of the Board:

     "Blaine Haug"         Director

                                    See Accompanying Notes

PRIME AIR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(all figures in US dollars)
(UNAUDITED - SEE NOTICE TO READER)

                                        Six Months          Six Months
                                        Ended June 30        Ended June 30
                                            2001                  2000

     Administrative and General

       Audit and accounting                $      -          $       -
       Amortization                             9,784             10,072
       Consulting fees                            -                  -
       Insurance                                1,437              1,227
       Interest and service charges                97                140
       Legal                                    6,411                404
       Office and general                       1,652              4,044
       Rent - airport facility                     -                 832
       Repair and maintenance                      68                311
       Telephone and utilities                  1,516              2,065
       Transfer agent and filing fees           3,279              5,806
                                               24,244             24,901

     Other Income (Expense)
       Gain (loss) on foreign exchange
       conversion                               2,129                (55)

     Net Loss                                 (22,115)           (24,956)

     Net Loss Per Common Share          $     (0.0011)     $     (0.0013)

     Weighted Average Common Shares
     Outstanding                           21,022,666         19,396,106
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
                                         (Unaudited)           (Unaudited)

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

     OPERATING
       Net loss                         $     (22,118)     $     (24,956)
       Non-cash charge - amortization           9,784             10,072
                                               12,334            (14,884)

       Change in non-cash working
       capital balances relating to
       operations                                 108             (2,799)
                                              (12,226)           (12,085)

     FINANCING
       Notes and advances payable               9,931             11,839

     NET CASH INFLOW (OUTFLOW)                 (2,295)              (245)

     CASH, BEGINNING OF PERIOD                  2,605                472

     CASH, END OF PERIOD                    $     310        $       226

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

                                See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)

                                                                  Capital in                      Accumulated
                                                                  Excess of      Share            Deficit During
                                          Common Shares           (Less than)    Subscriptions    Development
                                    Shares            Amount      Par Value      Receivable       Stage

Balance Forward                      1,509,741       $    1,510   $    115,550   $       -       $    (153,063)

Issue of common shares for
services at nominal value              937,478              937           (937)          -              -

Issue of common shares for cash
  at $ .374/share                      248,692              249         92,697           -              -
  at $ .463/share                      304,089              304        140,286           -              -

Net loss for the period ended
  June 28, 1994                              -                -              -           -             (40,947)

Balance, June 28, 1994               3,000,000            3,000        347,596           -            (194,010)

Share subscription at $ .367/share           -                -         (7,313)        (20)             -

Net loss for the period ended
  December 31, 1994                          -                -              -           -            (135,530)

Balance, December 31, 1994           3,000,000            3,000        340,283         (20)           (329,540)

Issue of common shares for cash
  and/or services at an average
  of $ .234/share                      562,550              563        131,192           -              -

Net loss for the year ended
  December 31, 1995                          -                -              -           -            (71,266)

Balance, December 31, 1995           3,562,550            3,563        471,475         (20)          (400,806)

Issue of common shares for cash
  at $ .500/share                    1,510,558            1,511        753,769           -              -

Issue of common shares for
services at nominal value            1,483,673            1,483              -           -              -

Net loss for the year ended
  December 31, 1996                          -                -              -           -          (238,416)

Balance, December 31, 1996           6,556,781       $    6,557    $ 1,225,244    $    (20)      $  (639,222)

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

                     See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
(all figures in US dollars)
                                                                  Capital in                      Accumulated
                                                                  Excess of      Share            Deficit During
                                          Common Shares           (Less than)    Subscriptions    Development
                                    Shares            Amount      Par Value      Receivable       Stage

Balance Forward                   18,013,110       $     18,013   $   1,381,498    $      -       $    (980,187)

Issue of common shares for
  debt settlements:
   at $ .20/share                    201,250                202          40,048           -              -
   at $ .25/share                    423,200                423         105,377           -              -

Issue of common shares for
services at nominal value          1,010,000              1,010               -           -              -

Net loss for the year ended
  December 31, 1999                        -                  -               -           -            (277,117)

Balance, December 31, 1999        19,647,560             19,648       1,526,923           -          (1,257,304)

Issue of common shares for cash:
   at $ .08/share                    500,000                500          39,500           -              -

Issue of common shares for
  debt settlement:s:
   at $ .08/share                      4,100                  4             324           -              -
   at $ .10/share                    871,006                871          86,230           -

Net loss for the year ended
  December 31, 2000                        -                  -               -           -             (96,336)

Balance, December 31, 2000        21,022,666             21,023       1,652,977           -          (1,353,640)

Net loss for the two quarters
ended June 30, 2001                        -                  -               -           -             (24,956)

Balance, June 30, 2001            21,022,666        $    21,023     $ 1,652,977       $   -       $  (1,378,596)

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001 and 2000

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

The results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10,
1989 to June 30, 2001 are presented herein for information purposes only.
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
June 30, 2001 and 2000

3.      Significant Accounting Policies

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S.
funds.  Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the quarter-end closing exchange rate of $
1.5294 CDN/$1.00 U.S.  Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S.
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
June 30, 2001 and 2000

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
There were no temporary differences at June 30, 2001 and earlier years and accordingly, no deferred tax liabilities have been recognized for all years.

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

4.    Capital Assets

Capital assets consist of the following at June 30, 2001 and June 30, 2000:

                                               June 30, 2001
                                               Accumulated      Net Book
                                        Cost   Amortization     Value
Air terminal construction costs     $ 641,972   $ 111,218    $  530,754

Furniture and equipment                 5,154       3,260         1,894
                                    $ 647,126     114,478    $  532,648

                                               June 30, 2000
                                               Accumulated      Net Book
                                        Cost   Amortization     Value
Air terminal construction costs     $ 644,511    $ 91,662    $  552,849

Furniture and equipment                 5,154       3,050         2,103
                                    $ 649,665      94,712    $  554,952

During the year ended December 31, 2000, a recovery of terminal facility construction costs in the amount of $2,539 was realized.

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001 and 2000

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.    Capital Stock
        Authorized:
            50,000,000 common shares with a stated par value of $ .001/share
             3,000,000 preferred cumulative convertible shares with a stated
par value of $.001/share

        Common Shares Issued:                          Number of Shares       Consideration
     To August 31, 1993- for cash                         300,000            $          300
     Prime Air Inc. share exchange
            - June 28, 1994                             2,700,000                   350,296
     During year ended December 31, 1995
             - for cash                                   562,550                   131,756
     Balance at December 31, 1995                       3,562,550                   482,352

     During year ended December 31, 1996
              - for cash                                1,510,558                   755,279
              - consulting and related services         1,483,673                     1,483
                                                        2,994,231                   756,762
     Balance, December 31, 1996                         6,556,781                 1,239,114

During the year ended December 31, 1997
          - shares-for-debt settlements                   255,432                   130,751
          - consulting and related services               328,000                       328
                                                          583,432                   131,079
     Balance, December 31, 1997                         7,140,213                 1,370,193

During the year ended December 31, 1998
           - shares-for-debt settlements                   93,015                    27,370
                  - consulting and related services     1,953,727                     1,954
                - Transfer Agent correction                (6,000)                     (6)
                                                        2,040,742                    29,318
                                                        9,180,955                 1,399,511
                - "Two for One" share split             8,832,155                ______-___
             Balance, December 31, 1998                18,013,110                 1,399,511

             During the year ended December 31, 1999
- shares-for-debt settlements                             624,450                   146,050
- consulting and related services                       1,010,000                     1,010
                                                        1,634,450                   147,060
             Balance, December 31, 1999                19,647,560                 1,546,571

             During the year ended December 31, 2000
- for-cash                                                500,000                    40,000
- shares-for-debt settlements                             875,106                    87,429
                                                        1,375,106                   127,429

             Balance, June 30, 2001                    21,022,666              $  1,674,000

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

PRIME AIR, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001 and 2000

7.   Related Party Transactions

During the years ended December 31, 2000 and 1999, no cash remuneration was paid to any director or officer of the Company.  In past years the Company has adopted a policy of issuing "restricted" common shares to certain directors and officers for services rendered, such shares being attributed a nominal value of $ 0.001 per share.  During the year ended December 31, 2000, 400,000 shares were issued (1999: 800,000 shares; 1998: 2,000,000 shares).

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

No lease payments were made during the year ended December 31, 2000 as there were no gross receipts derived from operations. The Company, however, was obligated to pay property taxes imposed by municipal authorities, such levies amounting to $9,294. for the year ended December 31, 2000 (1999: $7,356).  A subsequent period amount of $8,530 became due July 3, 2001.