Form 10QSB
period 2001-09-30
PRIME AIR INC
filed 2002-02-22
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

            Form 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001

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
[X]  No [   ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 30, 2001, there were 21,022,666 shares of the Registrant's Common Stock outstanding.

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

September 30, 2001 and 2000

(Unaudited - Prepared by Management)

Consolidated Balance Sheets

Consolidated Statements of  Operations

Consolidated Statements of Shareholders' Equity and Deficit

Consolidated Statements of Cash Flows

Consolidated Notes to Financial Statements

                         PRIME AIR, INC.
                         (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEETS
                         (all figures in US dollars)

                         (UNAUDITED - SEE NOTICE TO READER)

                                                       September 30          September 30
                                                          2001                   2000
                                                       (Unaudited)           (Unaudited)
                    ASSETS
Current Assets
  Cash and short-term deposits                        $     5,211           $     5,340
  Prepaid expenses and deposit                              2,501                 1,953
  GST recoverable                                             630                 4,964
                                                            8,342                12,257

Capital Assets (Note 4)                                   528,298               546,666

                                                      $   536,640           $   558,923
                    LIABILITIES
Current Liabilities
  Accounts payable and accruals                       $   221,191           $   182,031
  Notes and advances payable  (Note 5)                     39,017                 9,809
                                                          260,208               191,840

                    SHAREHOLDERS' EQUITY
Capital Stock  (Note 6)
  Authorized:
   150,000,000 common shares with a
        stated par value of $ .001/share
      3,000,000 preferred cumulative convertible
        shares with a stated par value of $ .001/share
  Issued:
    21,022,666 common shares                               21,023                21,023
     (September 30, 2000 19,647,560)

  Capital in excess of par value                        1,652,977             1,647,779
                                                        1,674,000             1,668,802
Accumulated Deficit During
  Development Stage                                    (1,397,568)           (1,301,719)
                                                          276,432               367,083
                                                    $     536,640         $     558,923

Approved on Behalf of the Board:

"Blaine Haug"

"Wayne Koch"
                    See Accompanying Notes

                         PRIME AIR, INC.
                         (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (all figures in US dollars)

                         (UNAUDITED - SEE NOTICE TO READER)

                                               Nine Months                      Nine Months
                                            Ended September 30               Ended September 30
                                                  2001                              2000
                                               (Unaudited)                      (Unaudited)

Administrative and General

  Amortization                              $     14,233                    $     15,107
  Insurance                                        1,393                             195
  Interest and service charges                       155                             404
  Legal                                            6,445                           6,354
  Office and general                               9,860                             736
  Rent - airport facility                          9,101                          10,240
  Repair and maintenance                              66                           3,180
  Telephone and utilities                          3,154                           3,180
  Transfer agent and filing fees                   4,476                           6,940
                                                  48,883                          46,336

Other Income (Expense)
  Gain (loss) on foreign exchange conversion       4,959                           1,921

Net Loss                                         (43,925)                        (44,415)

Net Loss Per Common Share                   $     0.0021                   $     (0.0023)

Weighted Average Common Shares Outstanding    21,022,666                      19,396,106
     (Giving effect to 2:1 share split)

                         PRIME AIR, INC.
                         (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (all figures in US dollars)

                         (UNAUDITED - SEE NOTICE TO READER)

                                               Nine Months                  Nine Months
                                             Ended September 30          Ended September 30
                                                  2001                         2000
                                               (Unaudited)                 (Unaudited)

NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss                              $     (43,925)               $     (44,415)
  Deficit Quarter 4 - year 2000               (51,924)                           -
  Non-cash charge - amortization               14,233                       15,107
                                              (81,616)                     (29,308)

  Change in non-cash working capital
      balances relating to operations          42,945                      (61,954)
                                              (38,671)                     (91,262)

FINANCING
  Notes and advances payable                   29,208                      (29,352)
  Issue of capital stock                        5,198                      122,231
                                               34,406                       92,879

INVESTING
  Recovery on Capital Assets                    4,135                        3,251

NET CASH INFLOW (OUTFLOW)                        (129)                       4,868

CASH, BEGINNING OF PERIOD                       5,340                          472

CASH, END OF PERIOD                       $     5,211                  $     5,340

                    See Accompanying Notes

Consolidated Statements of Shareholders' Equity and Deficit

                                                                                         Capital in                              Accumulated
                                                                                         Excess of                 Share         Deficit During
                                                          Common Shares                 (Less than)             Subscriptions    Development
                                                       Shares     Amount                 Par Value               Receivable      Stage
Balance at Inception on
  March 10, 1989                                         -       $         -          $         -          $         -          $         -

Issue of common shares for cash
  at $ .001/share                                        630,237           630                  -                    -                    -

Net loss for the year ended
  March 31, 1990                                         -                 -                    -                    -               (17,956)
Balance, March 31, 1990                                  630,237           630                  -                    -               (17,956)

Issue of common shares for cash
  at $ .001/share                                        157,559           158                  -                    -                    -

Net loss for the year ended
  March 31, 1991                                         -                 -                    -                    -               (49,419)

Balance, March 31, 1991                                  787,796           788                  -                    -               (67,375)

Net loss for the year ended
  March 31, 1992                                         -                 -                    -                    -               (10,990)

Balance, March 31, 1992                                  787,796           788                  -                    -               (78,365)

Issue of common shares for cash
  at $ .277/share                                        132,088           132                36,499                 -                    -
  at $ .214/share                                         17,069            17                 3,628                 -                    -

Net loss for the year ended
  March 31, 1993                                         -                 -                    -                    -               (38,426)
Balance, March 31, 1993                                  936,953           937                40,127                 -              (116,791)

Issue of common shares for services
  at nominal value                                        92,173            92                   (92)                -                    -

Issue of common shares for cash
  at $ .001/share                                        300,000           300                  -                    -                    -
  at $ .109/share                                          3,340             3                   361                 -                    -
  at $ .154/share                                         23,634            24                 3,619                 -                    -
  at $ .280/share                                         19,401            19                 5,400                 -                    -
  at $ .330/share                                         23,161            23                 7,624                 -                    -
  at $ .463/share                                         87,445            88                40,330                 -                    -
  at $ .694/share                                         15,756            16                10,907                 -                    -
  at $ .925/share                                          7,878             8                 7,274                 -                    -

Net loss for the year ended
  March 31, 1994                                               -           -                    -                    -               (36,272)

Balance, March 31, 1994                                1,509,741    $    1,510          $    115,550          $      -          $   (153,063)

Issue of common shares for services
  at nominal value                                       937,478           937                  (937)                -                    -

Issue of common shares for cash
  at $ .374/share                                        248,692           249                92,697                 -                    -
  at $ .463/share                                        304,089           304               140,286                 -                    -

Net loss for the period ended
  June 28, 1994                                                -           -                    -                    -               (40,947)

Balance, June 28, 1994                                 3,000,000         3,000               347,596                 -              (194,010)

Share subscription at $ .367/share                             -           -                  (7,313)              (20)                   -

Net loss for the period ended
  December 31, 1994                                            -           -                    -                    -              (135,530)

Balance, December 31, 1994                             3,000,000         3,000               340,283               (20)             (329,540)

Issue of common shares for cash
  and/or services at an average
  of $ .234/share                                        562,550           563               131,192                 -                    -

Net loss for the year ended
  December 31, 1995                                            -           -                    -                    -               (71,266)

Balance, December 31, 1995                             3,562,550         3,563               471,475               (20)             (400,806)

Issue of common shares for cash
  at $ .500/share                                      1,510,558         1,511               753,769                 -                    -

Issue of common shares for services
  at nominal value                                     1,483,673         1,483                  -                    -                    -

Net loss for the year ended
  December 31, 1996                                            -           -                    -                    -              (238,416)

Balance, December 31, 1996                             6,556,781    $    6,557          $  1,225,244         $     (20)         $   (639,222)

Issue of common shares for services
  at nominal value                                       328,000           328                  -                    -                    -

Issue of common shares for
  debt settlements:
   at $ .500/share                                       124,252           124                62,001                 -                    -
   at $ .504/share                                        36,380            36                18,303                 -                    -
   at $ .530/share                                        94,800            95                50,192                 -                    -

Net loss for the year ended
  December 31, 1997                                            -           -                    -                    -              (189,697)

Balance, December 31, 1997                             7,140,213         7,140             1,355,740               (20)             (828,919)

Issue of common shares for
  debt settlements:
   at $ .3935/share                                       10,000            10                 3,863                 -                    -
   at $ .4006/share                                       18,215            18                 7,279                 -                    -

Issue of common shares for services
  at nominal value                                     1,663,727        1,664                   -                    -                    -
                                                       8,832,155        8,832              1,366,882               (20)             (828,919)

Two for one stock split, May 18, 1998                  8,832,155        8,832                 (8,832)                -                    -
                                                      17,664,310       17,664              1,358,050               (20)             (828,919)

Issue of common shares for
  debt settlements:
   at $ .25/share                                         64,800           65                 16,135                 -                    -

Issue of common shares for services
  at nominal value                                       290,000          290                   -                    -                    -

Transfer Agent adjustment                                 (6,000)          (6)                  -                    -                    -

Write off of uncollectable share
  subscription receivable                                      -            -                  7,313                20                    -

Net loss for the year ended
  December 31, 1998                                            -            -                   -                    -              (151,268)
Balance, December 31, 1998                            18,013,110     $ 18,013       $      1,381,498          $      -         $    (980,187)
Issue of common shares for
  debt settlements:
   at $ .20/share                                        201,250          202                 40,048                 -                    -
   at $ .25/share                                        423,200          423                105,377                 -                    -

Issue of common shares for services
  at nominal value                                     1,010,000        1,010                   -                    -                    -

Net loss for the year ended
  December 31, 1999                                            -            -                   -                    -              (277,117)

Balance, December 31, 1999                            19,647,560       19,648              1,526,923                 -            (1,257,304)

Issue of common shares for cash:
   at $ .08/share                                        500,000          500                 39,500                 -                    -

Issue of common shares for
  debt settlements:
   at $ .08/share                                          4,100            4                    324                 -                    -
   at $ .10/share                                        871,006          871                 86,230                 -

Net loss for the year ended
  December 31, 2000                                                                                                                  (96,336)

Net loss for nine months ended
  September 30, 2001                                           -            -                   -                    -               (43,925)
Balance, September 30, 2001                           21,022,666      $21,023             $1,652,977         $       -           ($1,397,565)

              See Accompanying Notes To Financial Statements

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

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

On November 10, 1996, Prime Air Inc (a Nevada corporation) was formed, the purpose of which will be to change the domicile of the Company to the State of
Nevada.  Prime Air Inc (Nevada) is a wholly-owned subsidiary of Prime Air Inc
(Delaware); however, to September 30, 2001 it has engaged in no activities except in relation to the organization of that entity.

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
September 30, 2001
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
funds being converted from Canadian funds where applicable at the average annual rate as follows:

     2001:     $ 0.6341 U.S. /  $ 1.  CDN
     2000:     $ 0.6667 U.S. /  $ 1.  CDN

4.    Capital Assets

                                                              2001      2000
                                            Accumulated    Net Book  Net Book
                                     Cost   Amortization   Value       Value

Air terminal construction costs   $ 641,972   $115,569    $ 526,403  $544,677

Furniture and equipment               5,154      3,259        1,895     1,989

                                  $ 647,126   $118,826    $ 528,298  $546,666

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.   Related Party Transactions

During the quarter ended September 30, 2001, the Company paid no remuneration to any director.

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(UNAUDITED - PREPARED BY MANAGEMENT)

7.    Capital Stock
     Authorized:

            50,000,000 common shares with a stated par value of $ .001/share
              3,000,000 preferred cumulative convertible shares with a stated
par value of $ .001/share

        Common Shares Issued:                          Number of Shares               Consideration
     To August 31, 1993
            - for cash                                       300,000               $      300
     Prime Air Inc. share exchange
            - June 28, 1994                                2,700,000                  350,296
     During year ended December 31, 1995
             - for cash                                      562,550                  131,756
     Balance at December 31, 1995                          3,562,550                  482,352

     During year ended December 31, 1996
              - for cash                                   1,510,558                  755,279
              - consulting and related services            1,483,673                    1,483
                                                           2,994,231                  756,762
     Balance, December 31, 1996                            6,556,781                1,239,114

During the year ended December 31, 1997
          - shares-for-debt settlements                      255,432                  130,751
          - consulting and related services                  328,000                      328
                                                             583,432                  131,079
     Balance, December 31, 1997                            7,140,213                1,370,193

During the year ended December 31, 1998
           - shares-for-debt settlements                      93,015                   27,370
                        - consulting and related services  1,953,727                    1,954
                - Transfer Agent correction                  (6,000)                    (6)
                                                           2,040,742                   29,318
                                                           9,180,955                1,399,511
                - "Two for One" share split                8,832,155               ______-___
             Balance, December 31, 1998                   18,013,110                1,399,511

             During the year ended December 31, 1999
- shares-for-debt settlements                                624,450                  146,050
- consulting and related services                          1,010,000                    1,010
                                                           1,634,450                  147,060
             Balance, December 31, 1999                   19,647,560                1,546,571

             During the year ended December 31, 2000
- for-cash                                                   500,000                   40,000
- shares-for-debt settlements                                875,106                   87,429
                                                           1,375,106                  127,429

             Balance, September 30, 2001                  21,022,666             $  1,674,000

PRIME AIR INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
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

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

     The Company is a development stage company and conducts all operations through its wholly owned subsidiary, Prime Air (BC).  The Company has had no material revenues in the past.  Operations are expected to commence during year 2002.

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

     The Company has realized a cumulative loss of $1,397,538 since March
1992, and anticipates similar losses until operations begin.

     The Company presently has no cash on hand to allow operations to commence.  The Company expects to pay approximately $85,000 to cover legal, insurance, and other essential expenses during the next 12 months whether operations commence or not.

     Prime Air (BC)'s sole fixed obligation is the payment of municipal property taxes to the Village of Pemberton (paid $9,101 in 2001) [10,240 USD in 2000]) under the terms of its Airport Lease and Operating Agreement.

     The Company further proposes to raise $3,500,000 during the next year.
However, there is no assurance that the Company will be able to raise such funds during the next year.  This funding will provide sufficient cash to start operations, make capital improvements to the Pemberton Airport and terminal building, and sustain flight operations for some time.

Should operations commence during 2002, the Company anticipates hiring approximately six full-time employees during the next 12 months.