Form 10KSB
period 2001-12-31
PRIME AIR INC
filed 2002-04-12
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-28249

PRIME AIR, INC.
(Exact name of Registrant as specified in charter)

     NEVADA                                  Applied For
State or other
jurisdiction of               I.R.S. Employer I.D. No.incorporation or organization

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

State issuer's revenues for its most recent fiscal year: -0-
State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (21,978,666 shares) computed by using the closing sale price on April 9, 2002, was $1,758,293.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 13, 2002, there were 22,898,666 shares of the Registrant's Common Stock outstanding.
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
The Pemberton Airport is approximately 20 miles north of Whistler Resort on
Highway 99. Whistler Resort is a ski resort located at the base of Whistler
Mountain and Blackcomb Mountain approximately 75 miles north of Vancouver,
British Columbia, Canada. The resort has approximately 8,000 permanent residents and attracts approximately 3,000,000 visitors annually. Currently only ground transportation is available to the resort, except for private flights into Pemberton Airport. The nearest airport facility to Whistler
Resort is Pemberton Airport. There is presently no regular air service into
Pemberton Airport.

The Airport Agreement provided that Prime Air (BC) must construct a terminal facility on or before October 21, 1994, which date was extended to June 1,
1996, by the Council for the Village of Pemberton. Prior to such extended date, Prime Air (BC) completed the terminal facility at the Pemberton Airport.
The terminal constructed by Prime Air (BC) has a total square footage of
11,200 square feet, of which approximately 5,500 of interior space has been finished and is ready for its intended use as an airport terminal. The finished portion consists of an arrival and departure lounge, baggage holding area, office, two public washrooms with a total of 14 cubicles, reception area, and a utility room. There is also a water and a waste treatment plant housed in a separate building. The total construction costs of the facility were $647,126 ($595,335 for the terminal building, $20,989 for engineering and design, $18,699 for environmental work; and $12,103 for insurance and permits)
and were financed through the sale of the Company's stock. During calendar year 1996, the Company sold 1,510,558 shares of its common stock at $0.50 per share for total proceeds of $755,279. The limited offering was conducted pursuant to Rule 504 of Regulation D promulgated by the Securities and
Exchange Commission. The offering was conducted for the purpose of raising funds for the completion of construction of the airport terminal facility at
Pemberton. At the time of such offering the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act
of 1934, as amended, and was not an investment company. The aggregate offering price of all securities sold within the twelve months preceding the start of and during the offering did not exceed $1,000,000. There is currently no debt against the terminal building. The initial term of the Airport Agreement, and the right of Prime Air (BC) to operate the terminal facility, was two years with provisions allowing Prime Air (BC) to extend such initial term for addition terms totaling in the aggregate thirty years, provided that Prime Air
(BC) shall continue to fulfill its obligations under the Airport Agreement, including the payment of rent in the amount of $100 per year for the first five years, and the payment of property taxes imposed by municipal authorities plus 5% of the gross receipts derived from the operation of the terminal facility for each year thereafter. The Airport Agreement also grants to Prime
Air (BC) the option to lease and use certain other lands at the Pemberton
Airport for fixed base operations. The Airport Agreement may be terminated by the Village of Pemberton in the event of a material default by Prime Air (BC)
or if Prime Air shall become bankrupt. The terminal facilities shall become the property of the Village of Pemberton at the expiration of the Airport
Agreement. Prime Air (BC) has submitted a request under the Airport Agreement for a five year extension beginning October 31, 1999. The Airport Agreement provides for two additional ten year extensions of the lease following the five year extension.

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

Employees

The Company, including Prime Air BC, had one employee as of December 31, 2001, consisting of Mr. Haug, who was employed part-time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2001.

EDGAR is a federally registered trademark of the U.S. Securities and Exchange
Commission (SEC). EDGAR ONLINE is a product of EDGAR Online, Inc. and is neither approved by, nor affiliated with the SEC. EDGAR Online, Inc. makes no claims concerning the validity of the information provided by EDGAR ONLINE and will not be held liable for any use of this information. The information
("Information") provided herein may be displayed and printed for your personal, non-commercial use only. You may not reproduce, retransmit, distribute, disseminate, sell, publish, broadcast or circulate the Information to anyone, without the express written consent of EDGAR Online, Inc. ©
Copyright 1995-1999 EDGAR Online, Inc. All rights reserved.

PRIME AIR, INC.
(A Development Stage Company)
(A Nevada Corporation)

Consolidated Financial Statements

December 31, 2001 and 2000

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
________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874

AUDITORS' REPORT

To the Shareholders of
Prime Air, Inc. (A Nevada Corporation)

We have audited the consolidated balance sheets of Prime Air, Inc. (A
Development Stage Company) as at December 31, 2001 and 2000 and the
consolidated statements of operations, shareholders' equity and deficit and cash flows for the years then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and
2000 and the results of its operations and cash flows for the years then ended in accordance with generally accepted accounting principles.

     As reported in Note 1 to these financial statements, the results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31,
2001 have been compiled from information provided by management.  We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

                                                  "Rutherford & Company"
Richmond, Canada
April 9, 2002                                      Chartered
Accountants

Rutherford & Company
Chartered Accountants
______________________________________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874

Comments by Auditor for U.S. Readers
on Canada-U.S. Reporting Difference

     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 2 to the financial statements.  Our report to the shareholders dated  April 9, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

                                                "Rutherford & Company"
Richmond, Canada
April 9, 2002                                    Chartered
Accountants

Rutherford & Company
Chartered Accountants
________________________________________________
9511 Bates Road, Richmond, B.C.
CANADA V7A 1E3
Telephone (604)272-5454  Fax (604)272-5874

ACCOUNTANTS' CONSENT

We hereby consent to the use of our audit report of Prime Air, Inc. (Nevada), dated April 9, 2002, for the years ended December 31, 2001 and 2000 in the
Form 10K SB Statement for Prime Air, Inc. (Nevada).

We also consent to the use of our auditing firm as experts in the 10K SB
Registration Statement for Prime Air, Inc. (Nevada).

                                              "Rutherford & Company"
Richmond, Canada
April 9, 2002                                  Chartered
Accountants

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(all figures in US dollars)

                                                  December 31          December 31
                                                    2001                   2000
ASSETS
Current Assets
     Cash and short-term deposits             $        2,089         $      2,605
     Prepaid expenses                                  1,550                1,467
     GST recoverable                                   1,148                1,490
                                                       4,787                5,562

Capital Assets  (Note 4)                             523,278              542,432

                                               $     528,065         $    547,994

LIABILITIES
Current Liabilities
     Accounts payable and accrued liabilities  $     210,305         $    212,450
     Notes and advances payable (Note 5)              14,989               15,184
                                                     225,294              227,634
SHAREHOLDER'S EQUITY

Capital Stock (Note 6)
     Authorized:
          150,000,000 common shares with a
            stated par value of $.001/share
          5,000,000 preferred cumulative convertible
            shares with a stated par value of
            $.001/share
     Issued:
          21,978,666 common shares
          (2000: 21,022,666)                           21,979             21,023

     Capital in excess of par value                 1,696,427          1,652,977
                                                    1,718,406          1,674,000
Accumulated Deficit During
     Development Stage                             (1,415,635)        (1,353,640)
                                                      302,771            320,360

                                                 $    528,065       $    547,994
Approved on Behalf of the Board:

               "Blaine Haug"                 Director

               "Wayne Koch"                 Director

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
( A Development Stage Company )

CONSOLIDATED STATEMENTS OF OPERATIONS
 (all figures in US dollars)

                                                            Year Ended     Year Ended
                                                            December 31    December 31
                                                               2001           2000

Administrative And General Expense

     Accounting and audit                              $        6,781     $      20,280
     Advertising                                                  666             3,434
     Amortization                                              19,154            20,053
     Association membership fees                                5,768                 -
     Commissions and finders' fees                              3,261            11,361
     Consulting  (Note 7)                                         400             (209)
     Insurance                                                  2,374             2,304
     Interest and service charges                               1,289             5,153
     Legal costs                                                    -             9,681
     Office and general                                         1,249               410
     Repairs and maintenance                                    1,420             2,171
     Rent and property taxes - airport facility  (Note 8)       8,426             9,294
     Telephone and utilities                                    4,754             4,051
     Transfer agent, listing and filing fees                    6,405             6,277
     Travel, promotion and entertainment                        5,654             5,706
                                                               67,601            99,966
Other Income

      Gain on foreign exchange conversion                      (5,606)           (3,176)
      Interest income                                               -              (454)
                                                               (5,606)           (3,630)

Net Loss For The Year                                   $      61,995     $      96,336

Net Loss Per Common Share                               $     (0.0029)    $     (0.0048)

Weighted Average Common Shares Outstanding                 21,586,358        20,169,124

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
( A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(  all figures in US dollars )

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

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
( A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(  all figures in US dollars )

                                                            Capital in                        Accumulated
                                                            Excess of         Share           Deficit During
                                        Common Shares       (Less than)       Subscriptions   Development
                                   Shares           Amount  Par Value         Receivable      Stage

Balance Forward                    1,509,741    $     1,510  $     115,550    $         -     $      (153,063)

Issue of common shares for services
   at nominal value                  937,478            937           (937)             -                   -

Issue of common shares for cash
   at $.374/share                    248,692            249         92,697              -                   -
   at $.463/share                    304,089            304        140,286              -                   -
Net loss for the year ended
   June 28, 1994                           -              -              -              -             (40,947)

Balance, June 28, 1994             3,000,000          3,000        347,596              -            (194,010)

Share subscription at $.367/share          -              -         (7,313)           (20)                  -

Net loss for the year ended
   December 31, 1994                       -              -              -              -            (135,530)

Balance, December 31, 1994         3,000,000          3,000        340,283            (20)           (329,540)

Issue of common shares for cash
   and/or services at an average
   of $.234/share                    562,550            563        131,192              -                   -

Net loss for the year ended
   December 31, 1995                       -              -              -              -             (71,266)

Balance, December 31, 1995         3,562,550          3,563        471,475            (20)           (400,806)

Issue of common shares for cash
   at $.50/share                   1,510,558          1,511        753,769              -                   -

Issue of common shares for services
   at nominal value                1,483,673          1,483              -              -                   -

Net loss for the year ended
   December 31, 1996                       -              -              -              -            (238,416)

Balance, December 31, 1996         6,556,781      $   6,557   $  1,225,244      $     (20)        $  (639,222)

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
( A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(  all figures in US dollars )

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
(828,919)

Issue of common shares for
   debt settlements:
   at $.3935/share                     10,000            10           3,863            -                    -
   at $.4006/share                     18,215            18           7,279            -                    -

Issue of common shares for services
   at nominal value                 1,663,727         1,664               -            -                    -
          8,832,155                     8,832     1,366,882             (20)    (828,919)

Two for one stock split,
 May 18, 1998                       8,832,155         8,832          (8,832)           -                    -
                                   17,664,310        17,664       1,358,050          (20)            (828,919)

Issue of common shares for
   debt settlements:
   at $.25/share                       64,800            65          16,135            -                    -

Issue of common shares for services
   at nominal value                   290,000           290               -            -                    -

Transfer Agent adjustment              (6,000)           (6)              -            -                    -

Write off of uncollectable share
   subscription receivable                  -             -           7,313           20                    -
Net loss for the year ended
   December 31, 1998                        -             -               -            -             (151,268)
Balance, December 31, 1998         18,013,110   $    18,013  $    1,381,498   $        -           $ (980,187)

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
( A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(  all figures in US dollars )

                                                            Capital in                        Accumulated
                                                            Excess of         Share           Deficit During
                                        Common Shares       (Less than)       Subscriptions   Development
                                   Shares           Amount  Par Value         Receivable      Stage

Balance Forward                18,013,110     $     18,013  $ 1,381,498       $        -      $     (980,187)

Issue of common shares for
   debt settlements:
   at $.20/share                  201,250              202       40,048                -                   -
   at $.25/share                  423,200              423      105,377                -                   -

Issue of common shares for services
   at nominal value             1,010,000            1,010            -                -                   -

Net loss for the year ended
   December 31, 1999                    -                -            -                -            (277,117)
Balance, December 31, 1999     19,647,560           19,648    1,526,923                -          (1,257,304)

Issue of common shares for cash
   at $.08/share                  500,000              500       39,500                -                   -

Issue of common shares for
   debt settlements:
   at $.08/share                    4,100                4          324                -                   -
   at $.10/share                  871,006              871       86,230                -                   -

Net loss for the year ended
   December 31, 2000                    -                -            -                -             (96,336)
Balance, December 31, 2000     21,022,666           21,023    1,652,977                -          (1,353,640)

Issue of common shares for cash
   at $.08/shre                   300,000              300       23,700                -                   -

Issue of common shares for
   debt settlement
   at $.08/share                  250,000              250       19,750                -                   -

Issue of common shares for
services
   at nominal value               400,000              400            -                -                   -

Transfer Agent adjustment           6,000                6            -                -                   -
Net loss for the year ended
   December 31, 2000                    -                -            -                -             (61,995)

Balance, December 31, 2001     21,978,666    $      21,979  $ 1,696,427           $    -       $  (1,415,635)

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(all figures in US dollars)

                                                                 Year Ended     Year Ended
                                                                 December 31    December 31
                                                                    2001           2000

NET INFLOW (OUTFLOW) OF CASH RELATED
   TO THE FOLLOWING ACTIVITIES:

OPERATING
     Net loss for the year                                   $      (61,995)     $   (96,336)
     Non-cash charge - amortization                                  19,154            20,053
                                                                    (42,841)          (76,283)

     Change in non-cash working capital
        balances relating to operations                             (1,886)          (27,575)
                                                                    (44,727)         (103,858)

FINANCING
     Notes and advances payable                                        (195)          (23,977)
     Issue of capital stock                                          44,406           127,429

                                                                     44,211           103,452

INVESTING
      Recovery of terminal facility construction costs                    -             2,539

NET CASH INFLOW  (OUTFLOW)                                             (516)            2,133

CASH, BEGINNING OF YEAR                                               2,605               472

CASH, END OF YEAR                                           $         2,089        $    2,605

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
December 31, 2001 and 2000

1.      Incorporation, Principles of Consolidation and Accounting Presentation

The Company was incorporated under the laws of the State of Nevada, USA on
November 10, 1996, the purpose of which was to change the domicile of the
Company from the State of Delaware to the State of Nevada.  This change was approved by the shareholders of both corporations on November 26, 1997 and effected through a "plan and agreement of merger" with the surviving corporation being Prime Air, Inc. (Nevada).  The articles of merger were filed with the appropriate State authorities on December 15, 1997 which became the effective date of the merger.

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
December 31, 2001 and 2000

3.      Significant Accounting Policies

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S.
funds.  Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $
1.5906 CDN/$1.00 U.S.  Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S.
equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as
follows: $ 1.5484 CDN/$1.00 U.S. (2000: $1.4852 CDN/ $1.00 U.S.).

Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting
Standards No. 107, "Disclosure About Fair Value Of Financial Instruments", the
carrying amounts reported on the balance sheets for cash and cash equivalents, namely, "cash and short-term deposits", "prepaid expenses", "GST recoverable",
"accounts payable and accrued liabilities" and "notes and advances payable"
approximate their fair market value.

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
December 31, 2001 and 2000

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
There were no temporary differences at December 31, 2001 and earlier years and accordingly, no deferred tax liabilities have been recognized for all years.

The operating subsidiary Company has cumulative net operating loss carry forwards of approximately
$668,000 at December 31, 2001 and $ 790,000 at December 31, 2000.  No effect has been shown in the financial statements for these carry forwards as the likelihood of future tax benefit from such is not presently determinable.  The potential income tax benefits of these net operating loss carry forwards of approximately $ 118,000 at December 31, 2001 and $ 144,000 at December 31,
2000 (based upon current income tax rates) have been offset by valuation reserves of the same amount.  Net operating losses expire after seven (7)
years.  Operating losses of the US parent corporation have not been determined.

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
December 31, 2001 and 2000

4.    Capital Assets

Capital assets consist of the following at December 31, 2001 and December 31,
2000:

                                                December 31, 2001
                                                                Accumulated         Net Book
                                              Cost              Amortization        Value
     Air terminal construction costs         $ 641,972            $ 120,267         $ 521,705

     Furniture and equipment                     5,154                3,581             1,573
                                              --------             --------          --------
                                             $ 647,126            $ 123,848         $ 523,278
                                              --------             --------          --------

                                                December 31, 2000
                                                                 Accumulated        Net Book
                                               Cost              Amortization       Value
     Air terminal construction costs         $ 641,972           $  101,434         $ 540,538

     Furniture and equipment                     5,154                3,260             1,894
                                              --------             --------          --------
                                             $ 647,126           $  104,694         $ 542,432
                                              --------             --------          --------

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.  Included therein is an amount of $11,846 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.22% of the issued and outstanding capital of the Company.

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
December 31, 2001 and 2000

6. Capital Stock
    Authorized:
       150,000,000 common shares with a stated par value of $.001/share
         5,000,000 preferred cumulative convertible shares with a stated par value of $.001/share

                                                        Number of Shares            Consideration
     Common Shares Issued:
           To August 31, 1993
                 - for cash                                      300,000            $       300
           Prime Air Inc. share exchange
                 - June 28, 1994                               2,700,000                350,296
           During year ended December 31, 1995
                 - for cash                                      562,550                131,756
                                                              ----------              ---------
           Balance at December 31, 1995                        3,562,550                482,352
                                                              ----------              ---------
           During year ended December 31, 1996
                 - for cash                                    1,510,558                755,279
                 - for consulting and related services         1,483,673                  1,483
                                                              ----------              ---------
                                                               2,994,231                756,762
                                                              ----------              ---------
           Balance, December 31, 1996                          6,556,781              1,239,114
                                                              ----------              ---------
           During the year ended December 31, 1997
                 - shares-for-debt settlements                   255,432                130,751
                 - consulting and related services               328,000                    328
                                                              ----------              ---------
                                                                 583,432                131,079
                                                              ----------              ---------
           Balance, December 31, 1997                          7,140,213              1,370,193
                                                              ----------              ---------
           During the year ended December 31, 1998
                 - shares-for-debt settlements                    93,015                 27,370
                 - consulting and related services             1,953,727                  1,954
                 - Transfer Agent correction                      (6,000)                    (6)
                                                               2,040,742                 29,318
                                                              ----------              ---------
                                                               9,180,955              1,399,511

                 - "Two for One" share split                   8,832,155                      -
                                                              ----------              ---------
           Balance, December 31, 1998                         18,013,110              1,399,511
                                                              ----------              ---------
           During the year ended December 31, 1999
                 - shares-for-debt settlements                   624,450                146,050
                 - consulting and related services             1,010,000                  1,010
                                                              ----------              ---------
                                                               1,634,450                147,060
                                                              ----------              ---------
           Balance, December 31, 1999                         19,647,560              1,546,571
                                                              ----------              ---------
           During the year ended December 31, 2000
                 - for-cash                                      500,000                 40,000
                 - shares-for-debt settlements                   875,106                 87,429
                                                              ----------              ---------
                                                               1,375,106                127,429
                                                              ----------              ---------
           Balance, December 31, 2000                         21,022,666           $  1,674,000
                                                              ==========              =========

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
December 31, 2001 and 2000

6.    Capital Stock (continued)

                                                           Number of Shares          Consideration

         Balance, December 31, 2000                           21,022,666           $   1,674,000

         During year ended December 31, 2001
              - for cash                                         300,000                  24,000
              - shares-for-debt settlements                      250,000                  20,000
              - consulting and related services                  400,000                     400
              - Transfer Agent correction                          6,000                       6
                                                              ----------              ----------
                                                                 956,000                  44,406
                                                              ----------              ----------
         Balance, December 31, 2001                           21,978,666            $  1,718,406
                                                              ==========              ==========

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

7.   Related Party Transactions

During the years ended December 31, 2001 and 2000, no cash remuneration was paid to any director or officer of the Company.  The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered.  Specifically billed amounts have been settled by way of "shares-for-debt" arrangements, the share value thereof being determined by securities regulations.  In addition, further shares have been issued to certain directors and officers for services provided to the Company of a more general nature, these shares being attributed a nominal value of $ 0.001 per share.  During the year ended December 31, 2001, an officer and director of the Company received 250,000 common shares by way of a debt settlement covering an obligation of $20,000 and another director and officer received
400,000 common shares with an attributed value of $400 for general management/consulting services.  During the year ended December 31, 2000, shares issued to related parties consisted of debt settlements only, such issuances being 871,006 common shares covering obligations of $87,100.

On January 28, 2002, the Board of Directors authorized the issuance of 800,000
"restricted" common shares to directors and officers of the Company in recognition of services provided thereto to December 31, 2001.  These shares were issued from Treasury on February 13, 2002.  The attributed value of these shares ($800) has not been reflected in the accounts of the Company for the year ended December 31, 2001.

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
December 31, 2001 and 2000

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

No lease payments were made during the years ended December 31, 2001 or 2000 as there were no gross receipts derived from operations in those years. The
Company, however, was obligated to pay property taxes imposed by municipal authorities, such levies amounting to $8,426. for the year ended December 31,
2001 (2000: $9,294).

ARTICLE 5

PERIOD TYPE      12 MOS
FISCAL YEAR END      DEC 31 2001
PERIOD END      DEC 31 2001
CASH      2,089
SECURITIES      0
RECEIVABLES      2,698
ALLOWANCES      0
INVENTORY      0
CURRENT ASSETS      4,787
PP&E      523,278
DEPRECIATION      0
TOTAL ASSETS      528,065
CURRENT LIABILITIES      225,294
BONDS      0
PREFERRED MANDATORY      0
PREFERRED      0
COMMON      21,979
OTHER SE      0
TOTAL LIABILITY AND EQUITY      528,065
SALES      0
TOTAL REVENUES      0
CGS      0
TOTAL COSTS      61,995
OTHER EXPENSES      0
LOSS PROVISION      0
INTEREST EXPENSE      1,289
INCOME PRETAX      (61,995)
INCOME TAX      (0)
INCOME CONTINUING      (61,995)
DISCONTINUED      0
EXTRAORDINARY      0
CHANGES      0
NET INCOME      (61,995)
EPS BASIC      0
EPS DILUTED      0

End of Filing