Form 10QSB
period 2002-03-31
PRIME AIR INC
filed 2002-05-15
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

OR

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X ] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [N/A]

State issuer's revenues for its most recent fiscal year: -0-
State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (22,898,666 shares) computed by using the closing sale price on April 9, 2002, was $1,831,893.

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

However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended
December 31, 2001.

Consolidated Financial Statements

March 31, 2002 and 2001

(Unaudited - Prepared by Management)

Consolidated Balance Sheets

Consolidated Statements of  Operations

Consolidated Statements of Shareholders' Equity and Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

                           PRIME AIR, INC.
                                (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (all figures in US dollars)

                                                                 March 31          March 31          December 31
                                                                 2002              2001              2001
                                                                 (Unaudited)       (Unaudited)       (Audited)

                      ASSETS

Current Assets
  Cash and short-term deposits                                $     677            $     2,690       $     2,089
  Prepaid expenses                                                1,330                    697             1,550
  GST recoverable                                                 1,165                  1,446             1,148
                                                                  3,172                  4,833             4,787

Capital Assets (Note 4)                                         520,191                537,564           523,278

                                                              $ 523,363             $  542,397       $   528,065

                    LIABILITIES

Current Liabilities
  Accounts payable and accruals                               $ 196,156             $  201,247       $   210,305
  Notes and advances payable  (Note 5)                           28,989                 25,017            14,989
                                                                225,145                226,264           225,294

               SHAREHOLDERS' EQUITY

Capital Stock  (Note 6)
  Authorized:
    50,000,000 common shares with a
        stated par value of $ .001/share
      3,000,000 preferred cumulative convertible
        shares with a stated par value of $ .001/share
  Issued:
    22,898,666 common shares      (2001: 21,022,666)             22,899                 21,023            21,979

  Capital in excess of par value                              1,696,427              1,652,977         1,696,427
                                                              1,719,326              1,674,000         1,718,406
Accumulated Deficit During
  Development Stage                                          (1,421,108)            (1,357,867)       (1,415,635)
                                                                298,218                316,133           302,771

                                                          $     523,363          $     542,397       $   528,065

Approved on Behalf of the
Board:

"Blaine Haug"                     Director

"Wayne Koch"                      Director

                                   See Accompanying Notes To Financial Statements

                     PRIME AIR, INC.
                     (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (all figures in US dollars)

                                                            Three Months          Three Months          Year Ended
                                                            Ended March 31        Ended March 31        December 31
                                                                2002                  2001                  2001
                                                            (Unaudited)           (Unaudited)            (Audited)

Administrative And General Expenses

  Audit and accounting                                   $            -         $         -          $     6,781
  Advertising                                                         -                   -                  666
  Amortization                                                    3,087               4,868               19,154
  Association membership fees                                         -                   -                5,768
  Commissions and finders' fees                                       -                   -                3,261
  Consulting   (Note 7)                                             920                   -                  400
  Insurance                                                         226                 715                2,374
  Interest and service charges                                       76                  58                1,289
  Legal costs                                                         -                 365                    -
  Office and general                                                  -                 330                1,249
  Repairs and maintenance                                            93                  68                1,420
  Rent and property taxes - airport facility (Note 8)                 -                   -                8,426
  Telephone and utilities (recovered)                               (86)                438                4,754
  Transfer agent, listing and filing fees                         1,156               2,292                6,405
  Travel, promotion and entertainment
(recovered)                                                           -                   -                5,654
                                                                  5,472               9,134               67,601

  Loss (gain) on foreign exchange conversion                          1              (4,910)              (5,606)

                                                                      1              (4,910)              (5,606)

Net Loss For The Period                                     $     5,473         $     4,224          $    61,995

Net Loss Per Common Share                                 $     (0.0002)        $   (0.0002)         $   (0.0029)

Weighted Average Common Shares Outstanding                   22,898,666          21,022,666           21,586,358

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

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
( A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(  all figures in US dollars )

                                                                                Capital in                          Accumulated
                                                                                Excess of           Share           Deficit During
                                                       Common Shares           (Less than)          Subscriptions   Development
                                                    Shares       Amount         Par Value           Receivable      Stage

Balance Forward                                 18,013,110    $   18,013       $ 1,381,498            $       -     $ (980,187)

Issue of common shares for
   debt settlements:
   at $.20/share                                   201,250           202            40,048                    -              -
   at $.25/share                                   423,200           423           105,377                    -              -

Issue of common shares for
services
   at nominal value                              1,010,000         1,010                 -                    -              -

Net loss for the year ended
   December 31, 1999                                     -             -                 -                    -       (277,117)
Balance, December 31, 1999                      19,647,560        19,648         1,526,923                    -     (1,257,304)

Issue of common shares for cash
   at $.08/share                                   500,000           500            39,500                    -              -

Issue of common shares for
   debt settlements:
   at $.08/share                                     4,100             4               324                    -              -
   at $.10/share                                   871,006           871            86,230                    -              -

Net loss for the year ended
   December 31, 2000                                     -             -                 -                    -        (96,336)
Balance, December 31, 2000                      21,022,666        21,023         1,652,977                    -     (1,353,640)

Issue of common shares for cash
   at $.08/shre                                    300,000           300            23,700                    -              -

Issue of common shares for
   debt settlement
   at $.08/share                                   250,000           250            19,750                    -              -

Issue of common shares for
services
   at nominal value                                400,000           400                 -                    -              -

Transfer Agent adjustment                            6,000             6                 -                    -              -
Net loss for the year ended
   December 31, 2001                                     -             -                 -                    -        (61,995)
Balance, December 31, 2001                      21,978,666        21,979         1,696,427                    -     (1,415,635)

Issue of common shares for
services
   at nominal value                                920,000           920                 -                    -              -

Net loss for the three months
ended
   March 31, 2002                                        -             -                 -                    -       (5,473)
Balance, March 31, 2002                         22,898,666     $  22,899       $ 1,696,427           $        -  $  (1,421,108)

                       PRIME AIR, INC.
                           (A Development Stage
Company)

                     CONSOLIDATED STATEMENTS OF CASH
FLOWS
                          (all figures in US
dollars)

                                                  Three Months         Three Months        Year Ended
                                                  Ended March 31       Ended March 31      December 31
                                                       2002               2001               2001
                                                  (Unaudited)          (Unaudited)         (Audited)

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING
ACTIVITIES:

OPERATING
  Net loss                                   $     (5,473)          $     (4,224)     $     (61,995)
  Non-cash charge - amortization                    3,087                  4,868             19,154
                                                   (2,386)                   644            (42,841)

  Change in non-cash working capital
      balances relating to operations             (13,946)               (10,392)            (1,886)
                                                  (16,332)                (9,748)           (44,727)

FINANCING
  Notes and advances payable                       14,000                  9,833               (195)

  Issue of capital stock                              920                      -             44,406

                                                   14,920                  9,833             44,211

NET CASH INFLOW (OUTFLOW)                          (1,412)                    85               (516)

CASH, BEGINNING OF YEAR                             2,089                  2,605              2,605

CASH, END OF PERIOD                             $     677            $     2,690        $     2,089

                                             See Accompanying Notes To Financial Statements

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
March 31, 2002 and 2001

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

2.      Nature of Operations / Going Concern Considerations

The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations.  The Company's present activities relate to the completion and ultimate exclusive operation of an international passenger and cargo air terminal facility in the Village of Pemberton, British Columbia and the
operation of scheduled flight services between that facility and certain major centers in Canada and the United States in conjunction with Voyageur Airways
Limited.  Terminal building construction was substantially completed in May,
1996. The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete and operationalize the terminal facility and to commence operation thereof on an economically viable basis.

These consolidated financial statements have been prepared on a "going concern" basis which assumes the Company will be able to realize its assets, obtain financing as required and discharge its liabilities and commitments in the normal course of business.

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
March 31, 2002 and 2001

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
equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as
follows: $ 1.5484 CDN/$1.00 U.S. (2000: $1.4852 CDN/ $1.00 U.S.). Exchange
rates at March 31, 2002 had not materially changed from the December 31, 2001 stated rate.

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
March 31, 2002 and 2001

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

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
March 31, 2002 and 2001

4.    Capital Assets

Capital assets consist of the following at March 31, 2002 and 2001 and
December 31, 2001:

                                                                 March  31, 2002
                                                                   Accumulated         Net Book
                                               Cost                Amortization         Value
     Air terminal construction costs         $ 641,972            $ 120,267           $ 521,705

     Furniture and equipment                     5,154                3,581               1,573
                                             $ 647,126            $ 123,848           $ 523,278

                                                                 March 31, 2001
                                                                   Accumulated         Net Book
                                               Cost                Amortization         Value
     Air terminal construction costs         $ 641,972            $ 120,267           $ 521,705

     Furniture and equipment                     5,154                3,581               1,573
                                             $ 647,126            $ 123,848           $ 523,278

                                                               December 31, 2001
                                                                   Accumulated         Net Book
                                               Cost                Amortization         Value
     Air terminal construction costs         $ 641,972            $ 120,267           $ 521,705

     Furniture and equipment                     5,154                3,581               1,573
                                             $ 647,126            $ 123,848           $ 523,278

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
March 31, 2002 and 2001

6. Capital Stock
    Authorized:
       150,000,000 common shares with a stated par value of $.001/share
         5,000,000 preferred cumulative convertible shares with a stated par value of $.001/share
                                                             Number of Shares            Consideration
     Common Shares Issued:
           To August 31, 1993
                 - for cash                                    300,000            $              300
           Prime Air Inc. share exchange
                 - June 28, 1994                             2,700,000                       350,296
           During year ended December 31, 1995
                 - for cash                                    562,550                       131,756
           Balance at December 31, 1995                      3,562,550                       482,352

           During year ended December 31, 1996
                 - for cash                                  1,510,558                       755,279
                 - for consulting and related services       1,483,673                         1,483
                                 2,994,231                     756,762
           Balance, December 31, 1996                        6,556,781                     1,239,114

           During the year ended December 31, 1997
                 - shares-for-debt settlements                 255,432                       130,751
                 - consulting and related services             328,000                           328
                                    583,432                    131,079
           Balance, December 31, 1997                        7,140,213                     1,370,193

           During the year ended December 31, 1998
                 - shares-for-debt settlements                  93,015                        27,370
                 - consulting and related services           1,953,727                         1,954
                 - Transfer Agent correction                    (6,000)                           (6)
                                 2,040,742                      29,318
                                 9,180,955                   1,399,511
                 - "Two for One" share split                 8,832,155                             -
           Balance, December 31, 1998                       18,013,110                     1,399,511

           During the year ended December 31, 1999
                 - shares-for-debt settlements                 624,450                       146,050
                 - consulting and related services           1,010,000                         1,010
                                                             1,634,450                       147,060
           Balance, December 31, 1999                       19,647,560                     1,546,571

           During the year ended December 31, 2000
                 - for-cash                                    500,000                        40,000
                 - shares-for-debt settlements                 875,106                        87,429
                                 1,375,106                     127,429
           Balance, December 31, 2000                       21,022,666                     1,674,000

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
March 31, 2002 and 2001

6.    Capital Stock (continued)

                                                       Number of Shares          Consideration

         Balance, December 31, 2000                    21,022,666                   1,674,000

         During year ended December 31, 2001
              - for cash                                  300,000                      24,000
              - shares-for-debt settlements               250,000                      20,000
              - consulting and related services           400,000                         400
              - Transfer Agent correction                   6,000                           6
                                  956,000                  44,406
         Balance, December 31, 2001                    21,978,666                   1,718,416

              - consulting and related services           920,000                         920
         Balance, March 31, 2002                       22,898,666                $  1,719,326

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

7.   Related Party Transactions

During the years ended December 31, 2001 and 2000, no cash remuneration was paid to any director or officer of the Company.  The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered.  Specifically billed amounts have been settled by way of "shares-for-debt" arrangements, the share value thereof being determined by securities regulations.  In addition, further shares have been issued to certain directors and officers for services provided to the Company of a more general nature, these shares being attributed a nominal value of $ 0.001 per share.  During the year ended December 31, 2001, an officer and director of the Company received 250,000 common shares by way of a debt settlement covering an obligation of $20,000 and another director and officer received
400,000 common shares with an attributed value of $400 for general management and consulting services.  During the year ended December 31, 2000, shares issued to related parties consisted of debt settlements only, such issuances being 871,006 common shares covering obligations of $87,100.

On January 28, 2002, the Board of Directors authorized the issuance of
800,000 "restricted" common shares to directors and officers of the Company in recognition of services provided thereto to December 31, 2001, and 120,000
"restricted" common shares in settlement of debts for services.  These shares were issued from Treasury on February 13, 2002.  The attributed value of these shares is $920.
PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
March 31, 2002 and 2001

8.    Rent, Property Taxes and Lease Commitment

The Canadian subsidiary corporation has entered into an Airport Lease and
Operating Agreement with The Corporation of The Village of Pemberton in
British Columbia whereby it has been granted an exclusive and irrevocable lease over the lands and airport facilities associated with the Pemberton
Airport.  The term of the Lease and Operating Agreement, including extension opt ions relating thereto, is for a total of 30 years with terminal rent payable as follows:

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

In June 1994 the Utah Corporation originally incorporated as Astro
Enterprises, Inc. entered into an agreement with Prime Air (BC), which agreement was designated as a "Merger Agreement." Pursuant to the terms of this Agreement the shareholders of Prime Air (BC) exchanged all of the outstanding shares of Prime Air (BC) for a controlling number of shares of the
Utah corporation, such that upon completion of the exchange, the shareholders of Prime Air (BC) owned approximately 90% of the outstanding shares of the
Utah Corporation and Prime Air (BC) became a wholly owned subsidiary of the
Utah Corporation. The transaction was not a statutory merger. Management believes that the closing of such agreement was effected on June 28, 1994. In co nnection with the exchange of shares, the Utah Corporation effected a one-for-one hundred reverse split of its outstanding shares effective June 28,
1994, immediately prior to such closing. As a result of the stock-for-stock exchange, the former shareholders of Prime Air (BC) received 2,700,000 post-reverse spit shares, the 170 existing shareholders of the Utah
Corporation retained 120,000 post-reverse split shares, and the Worthington
Company, an entity controlled by Mr. Paul Parshall, retained 180,000 post-reverse split shares. In addition, the Worthington Company received consulting fees totaling $70,000 US from Prime Air (BC) for services performed in connection with the reorganization. Also, as a part of the reorganization,
Mr. Parshall resigned as the sole director of the Utah Corporation and appointed Mr. Blaine Haug as the sole director. Also in connection with the reorganization, the name of the Utah Corporation was changed to Prime Air,
Inc. and the number of authorized shares of Common Stock of the Utah
Corporation was changed to 25,000,000 shares, par value $0.001. At the time of the stock-for-stock exchange between the Utah Corporation and Prime Air (BC), the Utah Corporation had no assets. The reorganization was entered into because Prime Air (BC) wanted controlling interest in a public shell corporation.

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

Employees

The Company, including Prime Air BC, had one employee as of March 31, 2002, consisting of Mr. Haug, who was employed part-time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended March 31, 2002.

ITEM 5. REINSTATEMENT OF MARKET MAKER COMPLIANCE

A market maker representing the company has completed and filed a Form 211 and
Form 211 Addendum with respect to reinstatement of Market Maker trading status.  As at April 14, 2002, status has not been restored.

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

ARTICLE 6

PERIOD TYPE      3 MOS
FISCAL YEAR END      DEC 31 2001
PERIOD END      MAR 31 2002
CASH      677
SECURITIES      0
RECEIVABLES      2,495
ALLOWANCES      0
INVENTORY      0
CURRENT ASSETS      3,172
PP&E      520,191
DEPRECIATION      0
TOTAL ASSETS      523,363
CURRENT LIABILITIES      225,145
BONDS      0
PREFERRED MANDATORY      0
PREFERRED      0
COMMON      22,899
OTHER SE      0
TOTAL LIABILITY AND EQUITY      523,363
SALES      0
TOTAL REVENUES      0
CGS      0
TOTAL COSTS      5,473
OTHER EXPENSES      0
LOSS PROVISION      0
INTEREST EXPENSE      0
INCOME PRETAX      (5,473)
INCOME TAX      (0)
INCOME CONTINUING      (5,473)
DISCONTINUED      0
EXTRAORDINARY      0
CHANGES      0
NET INCOME      (5,473)
EPS BASIC      0
EPS DILUTED      0

End of Filing