Form 10QSB
period 2002-06-30
PRIME AIR INC
filed 2002-08-15
CIK 1004973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2002

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

Table of Contents
PRIME AIR, INC.

Index

                   Page No.
Part I      Financial Information

Item 1.  Financial Statements
       Consolidated Balance Sheets as of June 30, 2002 (unaudited) and     December 31, 2001 (audited)   3
        Consolidated Statements of Income for the Three and Six Months Ended June 30, 2002 and 2001
   (unaudited), and year ended December 31, 2001
                          4
       Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2002 and 2001 (unaudited)              5
       Notes to the Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           16

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 5.  Other Information                17

Item 6.  Exhibits and Reports on Form 8-K              17

  Signatures                      18

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

PART I
ITEM 1.  FINANCIAL STATEMENTS
           PRIME AIR, INC.

           CONSOLIDATED BALANCE SHEETS
            (all figures in US dollars)

       June 30  June 30  December 31
       2002  2001  2001
       (Unaudited) (Unaudited) (Audited)
     ASSETS
Current Assets
  Cash and short-term deposits    $ 1,053  $    310 $  2,089
  Prepaid expenses          236                -    1,550
  GST recoverable       1,216     1,534    1,148
         2,505     1,844    4,787

Capital Assets (Note 4)     517,104   532,648  523,278

             $519,609  $534,492 $528,065

     LIABILITIES
Current Liabilities
  Accounts payable and accruals          $198,129  $211,135 $210,305
  Notes and advances payable  (Note 5)    31,989    25,115   14,989
       230,118   236,250  225,294

     SHAREHOLDERS' EQUITY
Capital Stock  (Note 6)
  Authorized:
    50,000,000 common shares with a
        stated par value of $ .001/share
      3,000,000 preferred cumulative convertible
        shares with a stated par value of $ .001/share
  Issued:
    22,898,666 common shares (2001: 21,022,666)   22,899    21,023    21,979

  Capital in excess of par value   1,696,427 1,652,977 1,696,427
       1,719,326 1,674,000 1,718,406
Accumulated Deficit During
  Development Stage           (1,429,835)     (1,375,758)     (1,415,635)
         289,491   298,242   302,771

        $519,609  $534,492  $528,065

Approved on Behalf of the Board:
"Blaine Haug"     Director

"Wayne Koch"     Director

See Accompanying Notes To Financial Statements

      PRIME AIR, INC.
      (A Development Stage Company)
       CONSOLIDATED STATEMENTS OF OPERATIONS
           (all figures in US dollars)

     Three Months Six Months Three Months Six Months Year Ended
     Ended June 30 Ended June 30 Ended June 30 Ended June 30 December 31
     2002  2002  2001  2001  2001
     (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Audited)

Administrative And General Expenses

  Audit and accounting   $   1,937 $  1,937         -        - $  6,781
  Advertising            -        -         -        -      666
  Amortization        3,087    6,174     4,916    9,784   19,154
  Association membership fees   -        -         -        -    5,768
  Commissions and finders' fees   -        -         -        -    3,261
  Consulting            -      920         -        -      400
  Insurance        1,125    1,350       722    1,437    2,374
  Interest and service charges         67      143        39       97           1,289
  Legal costs            -        -     6,046    6,411        -
  Office and general           -        -     1,322    1,652    1,249
  Repairs and maintenance   -       93         -       68    1,420
  Rent and property taxes - airport facility -        -         -        -    8,426
  Telephone and utilities      2,041    1,955     1,078    1,516    4,754
  Transfer agent, listing and filing fees   1,480    2,636       987    3,279    6,405
  Travel, promotion and entertainment  -        -         -        -    5,654
         9,737   15,208    15,110   24,244   67,601

  Loss (gain) on foreign exchange
  conversion       (1,010)   (1,008)     2,781    (2,129)   (5,606)

        (1,010)   (1,008)     2,781    (2,129)   (5,606)

Net Loss For The Period      $8,727  $14,200   $17,891  $22,115  $61,995

Net Loss Per Common Share    (0.0004)  (0.0006)   (0.0009)  (0.0011)  (0.0029)

Weighted Average Common Shares
Outstanding          22,898,666     22,898,666       21,022,666     21,022,666      21,586,358

      See Accompanying Notes To Financial Statements

         PRIME AIR, INC.
             (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CASH FLOWS
            (all figures in US dollars)

     Three Months Six Months Three Months Six Months Year Ended
     Ended June 30 Ended June 30 Ended June 30 Ended June 30 December 31
     2002  2002  2001  2001  2001
     (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Audited)

NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss    ($8,727) ($14,200) ($17,891) ($22,115) ($61,995)
  Non-cash charge - amortization   3,087     6,174     4,916     9,784    19,154
      (5,640)   (8,026)  (12,975)  (12,331)  (42,841)

  Change in non-cash working capital
      balances relating to operations (10,930)  (10,930)      105       105    (1,886)
     (16,570)  (18,956)  (12,870)  (12,226)  (44,727)

FINANCING
  Notes and advances payable   17,000    17,000     9,931     9,931      (195)

  Issue of capital stock      920       920         -        -   44,406

      17,920    17,920     9,931     9,931    44,211

NET CASH INFLOW (OUTFLOW)    1,350    (1,036)   (2,939)   (2,295)     (516)

CASH, BEGINNING OF YEAR     2,089     2,089     2,605     2,605     2,605

CASH, END OF PERIOD     3,439     1,053      (334)      310     2,089

                             See Accompanying Notes To Financial Statements

PRIME AIR, INC.
( A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
(  all figures in US dollars )

       Capital in    Accumulated
       Excess of  Share  Deficit During
    Common    Shares  (Less than)  Subscriptions   Development
    Shares   Amount  Par Value  Receivable   Stage
Balance at Inception on
   March 10, 1989       - $    -    $         -    $       -   $       -
Issue of common shares for cash
   at $.001/share           630,237       630     -  -           -
Net loss for the year ended
   March 31, 1990       -      -          -  -     (17,956)
Balance, March 31, 1990           630,237       630     -  -            (17,956)

Issue of common shares for cash
   at $.001/share           157,559       158     -  -           -
Net loss for the year ended
   March 31, 1991        -      -            -  -     (49,419)

Balance, March 31, 1991           787,796       788     -  -     (67,375)
Net loss for the year ended
   March 31, 1992         -      -            -  -     (10,990)

Balance, March 31, 1992           787,796       788     -  -     (78,365)

Issue of common shares for cash
   at $.277/share           132,088       132       36,499   -           -
   at $.214/share            17,069        17        3,628   -           -
Net loss for the year ended
   March 31, 1993       -        -           -  -     (38,426)
Balance, March 31, 1993           936,953       937       40,127   -    (116,791)

Issue of common shares for services
   at nominal value            92,173        92          (92)  -           -

Issue of common shares for cash
   at $.001/share           300,000       300     -  -           -
   at $.109/share             3,340         3   361   -           -
   at $.154/share            23,634        24        3,619   -           -
   at $.280/share            19,401        19        5,400   -           -
   at $.330/share            23,161        23        7,624   -           -
   at $.463/share            87,445        88       40,330   -           -
   at $.694/share            15,756        16       10,907   -           -
   at $.925/share             7,878         8        7,274   -           -
Net loss for the year ended
   March 31, 1994       -      -     -  -     (36,272)
Balance, March 31, 1994         1,509,741  $  1,510   $  115,550    $     -   $(153,063)

PRIME AIR, INC.
( A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(  all figures in US dollars )

       Capital in    Accumulated
       Excess of  Share  Deficit During
    Common    Shares  (Less than)  Subscriptions   Development
    Shares   Amount  Par Value  Receivable   Stage

Balance Forward   1,509,741  $  1,510   $  115,550     $    -   $(153,063)
Issue of common shares for
services at nominal value   937,478       937         (937)  -           -
Issue of common shares for cash
   at $.374/share      248,692       249       92,697   -           -
   at $.463/share           304,089       304      140,286   -           -
Net loss for the year ended
   June 28, 1994         -        -    -  -     (40,947)

Balance, June 28, 1994    3,000,000     3,000      347,596   -       (194,010)

Share subscription at $.367/share -        -      (7,313)       (20)           -

Net loss for the year ended
   December 31, 1994         -        -           -  -    (135,530)

Balance, December 31, 1994 3,000,000     3,000      340,283        (20)    (329,540)

Issue of common shares for cash
   and/or services at an average
   of $.234/share           562,550       563      131,192   -           -

Net loss for the year ended
   December 31, 1995         -        -           -  -     (71,266)

Balance, December 31, 1995 3,562,550     3,563      471,475        (20)    (400,806)

Issue of common shares for cash
   at $.50/share    1,510,558     1,511      753,769   -           -

Issue of common shares for services
   at nominal value     1,483,673     1,483            -  -           -

Net loss for the year ended
   December 31, 1996        -        -    -  -    (238,416)

Balance, December 31, 1996 6,556,781  $ 6,557       $  1,225,244     $  (20)   $(639,222)
PRIME AIR, INC.
( A Development Stage Company)

Consolidated Statements of Shareholders' Equity and Deficit
(  all figures in US dollars )

       Capital in    Accumulated
       Excess of  Share  Deficit During
    Common    Shares  (Less than)  Subscriptions   Development
    Shares   Amount  Par Value  Receivable   Stage

Balance Forward   6,556,781   $ 6,557       $  1,225,244     $  (20)   $(639,222)

Issue of common shares for services
   at nominal value           328,000       328            -  -           -

Issue of common shares for
   debt settlements:
   at $.500/share           124,252       124       62,001   -           -
   at $.504/share            36,380        36       18,303   -           -
   at $.530/share            94,800        95       50,192   -           -

Net loss for the year ended
   December 31, 1997                 -        -           -  -    (189,697)

Balance, December 31, 1997 7,140,213     7,140    1,355,740        (20)    (828,919)

Issue of common shares for
   debt settlements:
   at $.3935/share            10,000        10        3,863   -           -
   at $.4006/share            18,215        18        7,279   -           -

Issue of common shares for services
   at nominal value         1,663,727     1,664            -  -           -
    8,832,155     8,832    1,366,882        (20)    (828,919)

Two for one stock split,
May 18, 1998          8,832,155     8,832       (8,832)  -           -
          17,664,310    17,664    1,358,050        (20)    (828,919)
Issue of common shares for
   debt settlements:
   at $.25/share            64,800        65       16,135   -           -

Issue of common shares for services
   at nominal value           290,000       290            -  -           -

Transfer Agent adjustment    (6,000)       (6)           -  -           -

Write off of uncollectable share
   subscription receivable         -        -       7,313         20           -
Net loss for the year ended
   December 31, 1998            -        -           -  -    (151,268)
Balance, December 31, 1998     18,013,110  $ 18,013  $ 1,381,498      $   -   $(980,187)

See Accompanying Notes To Financial Statements
PRIME AIR, INC.
( A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
(  all figures in US dollars )
       Capital in    Accumulated
       Excess of  Share  Deficit During
    Common    Shares  (Less than)  Subscriptions   Development
    Shares   Amount  Par Value  Receivable   Stage

Balance Forward           18,013,110  $ 18,013  $ 1,381,498      $       -    $(980,187)
Issue of common shares for
   debt settlements:
   at $.20/share    201,250       202       40,048       -           -
   at $.25/share       423,200       423      105,377       -           -
Issue of common shares for services
   at nominal value      1,010,000     1,010            -      -              -
Net loss for the year ended
   December 31, 1999          -        -    -      -    (277,117)
Balance, December 31, 1999     19,647,560    19,648          1,526,923       -  (1,257,304)

Issue of common shares for cash
   at $.08/share           500,000       500       39,500       -           -
Issue of common shares for
   debt settlements:
   at $.08/share             4,100         4          324       -           -
   at $.10/share           871,006       871       86,230       -           -
Net loss for the year ended
   December 31, 2000                 -           -       -         -     (96,336)
Balance, December 31, 2000     21,022,666    21,023    1,652,977       -           (1,353,640)

Issue of common shares for cash
   at $.08/shre            300,000       300       23,700       -           -
Issue of common shares for
   debt settlement
   at $.08/share           250,000       250       19,750       -           -
Issue of common shares for services
   at nominal value           400,000       400            -         -           -

Transfer Agent adjustment     6,000         6            -         -           -
Net loss for the year ended
   December 31, 2001                 -           -              -         -     (61,995)
Balance, December 31, 2001     21,978,666      21,979      1,696,427        -         (1,415,635)
Issue of common shares for services
   at nominal value           920,000       920            -         -           -
Net loss for the six months ended
   June 30, 2002                 -           -              -         -    (14,200)

Balance, June 30, 2002        22,898,666  $ 22,899  $ 1,696,427       $      -          $(1,429,835)

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
June 30, 2002 and 2001

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended
December 31, 2001, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year.

2.  Nature of Operations / Going Concern Considerations

The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete and operationalize the terminal facility in Pemberton, British Columbia and to commence air service operations to Pemberton, British Columbia and to Mammoth Mountain in California on an economically viable basis.

These consolidated financial statements have been prepared on a "going concern" basis which assumes the Company will be able to realize its assets, obtain financing as required and discharge its liabilities and commitments in the normal course of business.

3.  Significant Accounting Policies

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S. funds.  Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $ 1.5906 CDN/$1.00 U.S.  Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows: $ 1.5484 CDN/$1.00 U.S. (2000: $1.4852 CDN/ $1.00 U.S.). Exchange rates at June 30, 2002 had not materially changed from the December 31, 2001 stated rate.

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
June 30, 2002 and 2001

Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting Standards No. 107,
"Disclosure About Fair Value Of Financial Instruments", the carrying amounts reported on the balance sheets for cash and cash equivalents, namely, "cash and short-term deposits", "prepaid expenses",
"GST recoverable", [GST being an acronym for Goods and Services Tax) , "accounts payable and accrued liabilities" and "notes and advances payable" approximate their fair market value.

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

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
June 30, 2002 and 2001

4.    Capital Assets

Capital assets consist of the following at June 30, 2002 and 2001 and December 31, 2001:

                            June 30, 2002                                                     Accumulated         Net Book
                Cost            Amortization            Value
     Air terminal construction costs   $ 641,972            $ 126,337           $ 518,522

     Furniture and equipment              5,154                3,685               1,418
                     $ 647,126            $ 130,022           $ 517,104

                            June 30, 2002                                                     Accumulated         Net Book
                Cost            Amortization            Value
     Air terminal construction costs   $ 641,972            $ 111,218           $ 530,754

     Furniture and equipment              5,154                3,260               1,894
                     $ 647,126            $ 114,178           $ 532,648

                            December 31, 2001                                            Accumulated         Net Book
                Cost            Amortization            Value
     Air terminal construction costs   $ 641,972            $ 120,267           $ 521,705

     Furniture and equipment              5,154                3,581               1,573
                     $ 647,126            $ 123,848           $ 523,278

5.    Notes and Advances Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.
Included therein is an amount of $11,846 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing  9.80% of the issued and outstanding capital of the Company. $17,000 has been advanced to the Company as a deposit towards shares to be subscribed.

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
June 30, 2002 and 2001

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

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
June 30, 2002 and 2001

6.    Capital Stock (continued)

        Number of Shares  Consideration

         Balance, December 31, 2000                 21,022,666      1,674,000

         During year ended December 31, 2001
              - for cash              300,000         24,000
              - shares-for-debt settlements            250,000         20,000
              - consulting and related services             400,000            400
              - Transfer Agent correction              6,000                     6
                  956,000         44,406
         Balance, December 31, 2001               21,978,666      1,718,416

              - consulting and related services            920,000            920
         Balance, June 30, 2002                22,898,666   $  1,719,326

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

On January 28, 2002, the Board of Directors authorized the issuance of  800,000 "restricted" common shares to directors and officers of the Company in recognition of services provided thereto to December 31, 2001, and
120,000 "restricted" common shares in settlement of debts for services.  These shares were issued from Treasury on February 13, 2002.  The attributed value of these shares is $920.  Due to the restricted nature of these shares, the "fair market value" cannot be determined or reasonably estimated.

PRIME AIR, INC.
(A Development Stage Company)

Notes To Consolidated Financial Statements
June 30, 2002 and 2001

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

PART 1
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation
Some of the information presented in or incorporated by reference into this report constitutes
"forward-looking statements." Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its proposed business and operations, it is possible that actual results may differ materially from its expectations. Factors that could cause actual results to differ from expectations include the inability of the Company to raise the additional capital necessary to commence its principal operations or the failure to consummate a definitive agreement with Voyager Airways Limited.

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

To the present date, Prime Air (BC) has constructed the basic terminal building and proposes to facilitate regular, scheduled air service to Pemberton Airport to serve the nearby resort community of Whistler.  Sufficient funding has not been secured to provide for costs for completion of certain infrastructure items including landing lights, airside and groundside related equipment, advance marketing and working capital requirements.  Management estimates the requirement for a commitment of approximately $3,000,000 to provide a satisfactory start up of the British Columbia operation.

During the quarter ended June 30, 2002, management commenced discussions with principals in the airline industry and with interested parties at the intended destination with respect to providing air service to the Mammoth Mountain resort in the Eastern Sierra area of California. Points of origin considered are Burbank and San Jose California.  The Company has identified the need for scheduled air service to this location and in particular believes the capability of the Dash
7 aircraft would be ideal in terms of safety, reliability and cost effectiveness.  The Company has not completed its business plan with respect to this venture, however, it has received support and encouragement from principals vital to this service.  The Company has engaged established airline consultants and is continuing to develop its business for this purpose.

The results of the operations for the three and six months ended June 30, 2002 show costs at approximately 35%
less than the same period of the previous year, however, because of the "development stage" nature of the company, those figures may be representative of the continuing nature of the Company on a current basis, but not representative of the company if it is successful at securing funding for either the Whistler, British Columbia or the Mammoth Mountain, California components of its intended operation.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete and operationalize the terminal facility in
Pemberton, British Columbia and to commence air service operations to Pemberton, British Columbia and to
Mammoth Mountain in California on an economically viable basis.

The financial statements of the Company have been prepared on a "going concern" basis which assumes the
Company will be able to realize its assets, obtain financing as required and discharge its liabilities and commitments in the normal course of business.  Other than a commitment from management to provide funds for minimal operational requirements, there is no present commitment for funds adequate to provide for operational items necessary to complete the start up of air service activities.

PART II

OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

 None

Item 6.      Exhibits and reports on Form 8-K

(a)     Exhibits:

The Company did not file any exhibits during the quarter ended June 30, 2002.

(b)     Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

ITEM 7. LEGAL PROCEEDINGS
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

ITEM 8. REINSTATEMENT OF MARKET MAKER COMPLIANCE
A market maker representing the company has completed and filed a Form 211 and Form 211 Addendum with respect to reinstatement of Market Maker trading status.  As at August 1, 2002, status has
not been restored.   The Company received a request from the United States Securities and Exchange
Commission on June 30, 2002 consisting of 57 questions with respect to Form 10-K for the year ended
December 31, 2001 and Form 10Q for the quarter ended March 31, 2002 with respect to a review process which would assist the Company in its compliance with the applicable disclosure requirements and to enhance the overall disclosure of its filing.  As at August 1, 2002, the Company had not completed its full response to the United States Securities and Exchange Commission in that regard.

SIGNATURES   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME AIR, INC.

By:     /s/    Blaine Haug

      Name:  Blaine Haug
  Title:    President and CEO,

Dated     August 1, 2002

  Name          Title         Date
                /s/    Wayne Koch        Director(Principal Accounting Officer)
         Blaine Haug      (Principal Financial Officer)      August 1, 2002

18

End of Filing

© 2002 | EDGAR Online, Inc.
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