Form 10QSB
period 2002-09-30
PRIME AIR INC
filed 2002-11-29
CIK 1004973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X ] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [N/A]

#

Table of Contents

PRIME AIR, INC.

Index

		Page No.
Part I	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2002 and 2001 (unaudited) and December 31, 2001 (audited)	3
	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2002 and 2001 (unaudited), and year ended December 31, 2001
		4
	Consolidated Statements of Cash Flows for the Six Months Ended
	September 30, 2002 and 2001 (unaudited)	5
	Notes to the Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Part II	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

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

#

PART I
ITEM 1. FINANCIAL STATEMENTS
	PRIME AIR, INC.

	CONSOLIDATED BALANCE SHEETS
	(all figures in US dollars)

		September 30	September 30	December 31
		2002	2001	2001
		(Unaudited)	(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and short-term deposits		$1,667	$5,211	$2,089
Prepaid expenses		4,241	2,501	1,550
GST recoverable		1,234	630	1,148
		7,142	8,342	4,787

Capital Assets (Note 4)		514,017	528,298	523,278

		$521,159	$536,640	$528,065

	LIABILITIES
Current Liabilities
Accounts payable and accruals		$212,418	$221,191	$210,305
Notes and advances payable (Note 5)		31,989	39,017	14,989
		244,407	260,208	225,294

	SHAREHOLDERS' EQUITY
Capital Stock (Note 6)
Authorized:
50,000,000 common shares with a
stated par value of $ .001/share
3,000,000 preferred cumulative convertible
shares with a stated par value of $ .001/share
Issued:
22,898,666 common shares	(2001: 21,022,666)	22,899	21,023	21,979

Capital in excess of par value		1,696,427	1,652,977	1,696,427
		1,719,326	1,674,000	1,718,406
Accumulated Deficit During
Development Stage		(1,442,574)	(1,375,758)	(1,415,635)
		276,752	298,242	302,771

		$521,159	$558,450	$528,065

Approved on Behalf of the Board:
"Blaine Haug"	Director

"Wayne Koch"	Director

		PRIME AIR, INC.
		(A Development Stage Company)
		CONSOLIDATED STATEMENTS OF OPERATIONS
		(all figures in US dollars)

	Three Months	Nine Months	Three Months	Nine Months	Year Ended
	Ended September 30	Ended September 30	Ended September 30	Ended September 30	December 31
	2002	2002	2001	2001	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)

Administrative And General Expenses

Audit and accounting	$972	$2,906	-	-	$6,781
Advertising	-	-	-	-	666
Amortization	3,087	9,261	4,449	14,233	19,154
Association membership fees	-	-	-	-	5,768
Commissions and finders' fees	-	-	-	-	3,261
Consulting	-	920	-	-	400
Insurance	790	2,140	(44)	1,393	2,374
Interest and service charges	56	199	58	155	1,289
Legal costs	-	-	34	6,445	-
Office and general	-	-	8,208	9,860	1,249
Repairs and maintenance	-	93	(2)	66	1,420
Rent and property taxes - airport facility	8,336	8,336	9,101	9,101	8,426
Telephone and utilities	(868)	1,087	1,638	3,154	4,754
Transfer agent, listing and filing fees	615	3,251	1,197	4,476	6,405
Travel, promotion and entertainment	-	-	-	-	5,654
	12,988	28,193	24,639	48,883	67,601
Loss (gain) on foreign
exchange conversion	(246)	(1,254)	(2,830)	(4,959)	(5,606)

	(246)	(1,254)	(2,830)	(4,959)	(5,606)

Net Loss For The Period	$12,742	$26,939	$21,809	$43,924	$61,995

Net Loss Per Common Share	(0.0006)	(0.0012)	(0.0010)	(0.0021)	(0.0029)

Weighted Average Common
Shares Outstanding	22,898,666	22,898,666	21,022,666	21,022,666	21,586,358

				See Accompanying Notes To Financial Statements

		PRIME AIR, INC.
		(A Development Stage Company)

		CONSOLIDATED STATEMENTS OF CASH FLOWS
		(all figures in US dollars)

	Nine Months	Nine Months	Year Ended
	Ended September 30	Ended September 30	December 31
	2002	2001	2001
	(Unaudited)	(Unaudited)	(Audited)

NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES:

OPERATING
Net loss	($26,939)	($43,924)	($61,995)
Non-cash charge - amortization	9,261	14,233	19,154
	(17,678)	(29,691)	(42,841)

Change in non-cash working capital
balances relating to operations	(664)	105	(1,886)
	(18,342)	(29,586)	(44,727)

FINANCING
Notes and advances payable	17,000	9,931	(195)

Issue of capital stock	920	-	44,406

	17,920	9,931	44,211

NET CASH INFLOW (OUTFLOW)	(422)	(19,655)	(516)

CASH, BEGINNING OF YEAR	2,089	2,605	2,605

CASH, END OF PERIOD	1,667	(17,050)	2,089

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

See Accompanying Notes To Financial Statements

PRIME AIR, INC.
( A Development Stage Company)
Consolidated Statements of Shareholders' Equity and Deficit
( all figures in US dollars )
			Capital in		Accumulated
			Excess of	Share	Deficit During
	Common	Shares	(Less than)	Subscriptions	Development
	Shares	Amount	Par Value	Receivable	Stage

Balance Forward	18,013,110	$ 18,013	$ 1,381,498	$ -	$ (980,187)
Issue of common shares for
debt settlements:
at $.20/share	201,250	202	40,048	-	-
at $.25/share	423,200	423	105,377	-	-
Issue of common shares for services
at nominal value	1,010,000	1,010	-	-	-
Net loss for the year ended
December 31, 1999	-	-	-	-	(277,117)
Balance, December 31, 1999	19,647,560	19,648	1,526,923	-	(1,257,304)

Issue of common shares for cash
at $.08/share	500,000	500	39,500	-	-
Issue of common shares for
debt settlements:
at $.08/share	4,100	4	324	-	-
at $.10/share	871,006	871	86,230	-	-
Net loss for the year ended
December 31, 2000	-	-	-	-	(96,336)
Balance, December 31, 2000	21,022,666	21,023	1,652,977	-	(1,353,640)

Issue of common shares for cash
at $.08/shre	300,000	300	23,700	-	-
Issue of common shares for
debt settlement
at $.08/share	250,000	250	19,750	-	-
Issue of common shares for services
at nominal value	400,000	400	-	-	-

Transfer Agent adjustment	6,000	6	-	-	-
Net loss for the year ended
December 31, 2001	-	-	-	-	(61,995)
Balance, December 31, 2001	21,978,666	21,979	1,696,427	-	(1,415,635)
Issue of common shares for services
at nominal value	920,000	920	-	-	-
Net loss for the nine months ended
September 30, 2002	-	-	-	-	(26,939)

Balance, September 30, 2002	22,898,666	$ 22,899	$ 1,696,427	$ -	$ (1,442,574)

PRIME AIR, INC.

(A Development Stage Company)

Notes To Consolidated Financial Statements

September 30, 2002 and 2001

1.

Incorporation, Principles of Consolidation and Accounting Presentation

The Company was incorporated under the laws of the State of Nevada, USA on November 10, 1996, the purpose of which was to change the domicile of the Company from the State of Delaware to the State of Nevada.  This change was approved by the shareholders of both corporations on November 26, 1997 and effected through a “plan and agreement of merger” with the surviving corporation being Prime Air, Inc. (Nevada).  The articles of merger were filed with the appropriate State authorities on December 15, 1997 which became the effective date of the merger.

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year.

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

These consolidated financial statements have been prepared on a “going concern” basis which assumes the Company will be able to realize its assets, obtain financing as required and discharge its liabilities and commitments in the normal course of business.

1.

Significant Accounting Policies

Reporting Currency

All amounts in these consolidated financial statements are reported in U.S. funds.  Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $ 1.5906 CDN/$1.00 U.S.  Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows: $ 1.5484 CDN/$1.00 U.S. (2000: $1.4852 CDN/ $1.00 U.S.). Exchange rates at September 30, 2002 had not materially changed from the December 31, 2001 stated rate.

PRIME AIR, INC.

(A Development Stage Company)

Notes To Consolidated Financial Statements

September 30, 2002 and 2001

Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value Of Financial Instruments”, the carrying amounts reported on the balance sheets for cash and cash equivalents, namely, “cash and short-term deposits”, “prepaid expenses”, “GST recoverable”, [GST being an acronym for Goods and Services Tax) , “accounts payable and accrued liabilities” and “notes and advances payable” approximate their fair market value.

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

Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes”, during the fiscal year ended December 31, 1998 and applied the provisions of that statement on a retroactive basis to the previous fiscal years, which resulted in no significant adjustments.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires an asset and liability approach for financial accounting and reporting for income tax purposes.  This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

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

PRIME AIR, INC.

(A Development Stage Company)

Notes To Consolidated Financial Statements

September 30, 2002 and 2001

4.    Capital Assets

Capital assets consist of the following at September 30, 2002 and 2001 and December 31, 2001:

                   September 30, 2002

              Accumulated         Net Book

     Cost

Amortization            Value

     Air terminal construction costs

$ 641,972

$ 129,373           $ 512,599

     Furniture and equipment

       5,154

       3,736                   1,418

              $ 647,126             $ 133,109           $  514,017

                   September 30, 2001

          Accumulated         Net Book

     Cost

           Amortization            Value

     Air terminal construction costs

$ 641,972            $ 115,569           $ 526,403

     Furniture and equipment

       5,154                   3,260                  1,894

              $ 647,126            $ 118,829           $  528,297

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

September 30, 2002 and 2001

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

PRIME AIR, INC.

(A Development Stage Company)

Notes To Consolidated Financial Statements

September 30, 2002 and 2001

6.    Capital Stock (continued)

	Number of Shares	Consideration

Balance, December 31, 2000	21,022,666	1,674,000

During year ended December 31, 2001
- for cash	300,000	24,000
- shares-for-debt settlements	250,000	20,000
- consulting and related services	400,000	400
- Transfer Agent correction	6,000	6
	956,000	44,406
Balance, December 31, 2001	21,978,666	1,718,416

- consulting and related services	920,000	920
Balance, September 30, 2002	22,898,666	$ 1,719,326

7.   Related Party Transactions

During the years ended December 31, 2001 and 2000, no cash remuneration was paid to any director or officer of the Company.  The Company has adopted the policy of issuing “restricted” common shares to certain directors and officers for services rendered.  Specifically billed amounts have been settled by way of “shares-for-debt” arrangements, the share value thereof being determined by securities regulations.  In addition, further shares have been issued to certain directors and officers for services provided to the Company of a more general nature, these shares being attributed a nominal value of $ 0.001 per share.  During the year ended December 31, 2001, an officer and director of the Company received 250,000 common shares by way of a debt settlement covering an obligation of $20,000 and another director and officer received 400,000 common shares with an attributed value of $400 for general management and consulting services.  During the year ended December 31, 2000, shares issued to related parties consisted of debt settlements only, such issuances being 871,006 common shares covering obligations of $87,100.

On January 28, 2002, the Board of Directors authorized the issuance of  800,000 “restricted” common shares to directors and officers of the Company in recognition of services provided thereto to December 31, 2001, and 120,000 “restricted” common shares in settlement of debts for services.  These shares were issued from Treasury on February 13, 2002.  The attributed value of these shares is $920.  Due to the restricted nature of these shares, the “fair market value” cannot be determined or reasonably estimated.

PRIME AIR, INC.

(A Development Stage Company)

Notes To Consolidated Financial Statements

September 30, 2002 and 2001

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

*

$ 67 US ($100 CDN) per annum for the initial six (6) years (1993 through 1999);

       and thereafter

*

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

No lease payments were made during the years ended December 31, 2001 or 2000 as there were no gross receipts derived from operations in those years. The Company, however, was obligated to pay property taxes imposed by municipal authorities, such levies amounting to $8,426. for the year ended December 31, 2001 (2000: $9,294). $8,336 was paid during the current operating period of year 2002.

PART 1

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

During the quarter ended September 30, 2002, management continued discussions with principals in the airline industry and with interested parties at the intended destination with respect to providing air service to the Mammoth Mountain resort in the Eastern Sierra area of California. Points of origin considered are Burbank and San Jose California.  The Company has identified the need for scheduled air service to this location and in particular believes the capability of the Dash 7 aircraft would be ideal in terms of safety, reliability and cost effectiveness.  The Company has not completed its business plan with respect to this venture, however, it has received support and encouragement from principals vital to this service.  The Company has engaged established airline consultants and is continuing to develop its business for this purpose.

The results of the operations for the three and nine months ended September 30, 2002 show costs at approximately 39% less than the same period of the previous year, however, because of the “development stage” nature of the company, those figures may be representative of the continuing nature of the Company on a current basis, but not representative of the company if it is successful at securing funding for either the Whistler, British Columbia or the Mammoth Mountain, California components of its intended operation.

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

The financial statements of the Company have been prepared on a “going concern” basis which assumes the Company will be able to realize its assets, obtain financing as required and discharge its liabilities and commitments in the normal course of business.  Other than a commitment from management to provide funds for minimal operational requirements, there is no present commitment for funds adequate to provide for operational items necessary to complete the start up of air service activities.

PART II

OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

None

Item 6.      Exhibits and reports on Form 8-K

(a)     Exhibits:

The Company did not file any exhibits during the quarter ended September 30, 2002.

(b)     Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

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

ITEM 8. REINSTATEMENT OF MARKET MAKER COMPLIANCE

A market maker representing the company has completed and filed a Form 211 and Form 211 Addendum with respect to reinstatement of Market Maker trading status.  As at August 1, 2002, status has not been restored.   The Company received a request from the United States Securities and Exchange Commission on June 30, 2002 consisting of 57 questions with respect to Form 10-K for the year ended December 31, 2001 and Form 10Q for the quarter ended March 31, 2002 with respect to a review process which would assist the Company in its compliance with the applicable disclosure requirements and to enhance the overall disclosure of its filing.  As at November 14, 2002, the Company had not completed its full response to the United States Securities and Exchange Commission in that regard.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME AIR, INC.

By:/s/   Blaine Haug

Name:    Blaine  Haug

Title:     President and CEO,

Dated    November 14, 2002

Name	Title	Date

/s/ Wayne Koch	Director	November 14, 2002
Blaine Haug	(Principal Accounting Officer)
(Principal Financial Officer)