Form 10KSB/A
period 2001-12-31
PRIME AIR INC
filed 2003-11-04
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                        Commission File Number: 333-28249

                                 PRIME AIR, INC.
               (Exact name of Registrant as specified in charter)

             NEVADA                                      Applied  For
----------------------------------               ---------------------------
State  or  other  jurisdiction  of               I.R.S.  Employer  I.D.  No.
incorporation  or  organization

     Suite 601 - 938 Howe Street,
  Vancouver, British Columbia, CANADA                          V6Z  1N9
----------------------------------------                     -----------
(Address of principal executive offices)                     (Zip  Code)

Issuer's  telephone  number,  including  area  code:  (604)  684-5700
                                                      ---------------

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


                                       (i)

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form S-4 and from prior periodic reports are incorporated by reference into Item 13 of Part III.



                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

Information filed herein represents an "amendment" to the Form 10-QSB for the period ended December 31, 2001 filed on April 12, 2002. Changes to material contained herein is with respect to a request for supplemental information and in response comments made by the United States Securities And Exchange Commission dated June 30, 2002. Full text with respect to the response to the request has been filed on EDGAR under the heading tag "CORRESP".

In general terms, the United States Securities And Exchange Commission request for supplemental information or clarification contained 56 separate items. This "Amendment" to the Form 10-KSB responds to the financial treatment of most notably, three items as follows:

     i) (item 41) "Restate the periods prior to May 19, 1998 to reflect the 2 for 1 stock split. Also, restate the information in Note 6. Capital Stock in this regard."
     ii)  (item  31) "We note (in the Statement of Stockholders' Equity and Note
          7) that Common shares issued as consideration for the services of related parties have been recorded at nominal amounts. It appears that some of the shares may have been issued in a later period than when the services were performed. These services should be recorded at their fair value in the period when the services are rendered and the obligation accrued. The Common shares later issued in settlement of these obligations should be recorded based on that fair value."
     iii) (item 34) "Please provide a column showing information for the period from inception through the December 31, 2001. Refer to paragraph 11(b) of SFAS 7. Label this column as "Unaudited"."
     iv) Additional description and discussion has been provided herein with respect to items 5,6,8, and 9-13.
     v) All other recommendations with respect to recording, reporting or disclosure have been incorporated into the enclosed material.


                                      (ii)

                                                  TABLE OF CONTENTS
                                                  -----------------
                                                   PRIME AIR, INC.
                                                        INDEX

                                                                                                               PAGE NO.
                                                        PART I
                  AMENDMENT                                                                                       ii
ITEM 1            Description
                  General                                                                                          4
ITEM 2            Description of Property                                                                         12
ITEM 3            Legal Proceedings                                                                               13
ITEM 4            Submission of Matters to a Vote of Security Holders                                             14

                                                       PART II
ITEM 5            Market for Common Equity and Related Stockholder Matters                                        14
ITEM 6            Management's Discussion and Analysis or Plan of Operation                                       15
ITEM 7            Financial Statements                                                                            18
ITEM 8            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            34

                                                       PART III
ITEM 9            Directors, Executive Officers, Promoters and Control Persons                                    34
ITEM 10           Executive Compensation                                                                          36
ITEM 11           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  36
ITEM 12           Certain Relationships and Related Transactions                                                  37
ITEM 13           Exhibits and Reports on Form 8-K                                                                37
                  Signatures                                                                                      38

FORWARD-LOOKING  STATEMENTS

Some of the information presented in or incorporated by reference into this report constitutes "forward-looking statements." Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its proposed business and operations, it is possible that actual results may differ materially from its expectations. Factors that could cause actual results to differ from expectations include the inability of the Company to raise the additional capital necessary to commence its principal operations or the failure to consummate a definitive agreement with Voyageur Airways Limited.

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

On April 23, 1998, the shareholders approved a forward split of the outstanding shares of common stock of the Company at the rate of two shares for each one share outstanding. The forward stock split was effective on May 15, 1998. In addition, the shareholders approved a stock option plan on April 23, 1998, known as the 1998 Stock Option and Stock Appreciation Right Plan (the "Plan"). The Plan provides for the issuance of options to acquire up to 1,000,000 shares of common stock of the Company. No options have been granted pursuant to the Plan - that plan has subsequently been rescinded in its entirety.

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

The Company entered into a "Memorandum of Proposed Agreement" with 519222 Ontario Limited, a corporate entity associated with Voyageur Airways Limited, which, subject to the final approval of Voyageur and the Company, will allow a merger which combines 25% of the assets of Voyageur with 70% of the assets of the Company. That engagement was not completed. Although no formal written Agreement is in place with respect to obligations and responsibilities, Voyageur remains materially supportive and continues to work with the Company for the purpose of establishing an air service.

AIRPORT  LEASE  AND  OPERATING  AGREEMENT

On October 29, 1993, Prime Air (BC) entered into a Lease and Operating Agreement (the "Airport Agreement") with the Corporation of the Village of Pemberton, British Columbia, Canada (hereinafter the "Village of Pemberton"), in which Prime Air (BC) agreed to undertake the planning, development, construction, management, and operation of a terminal facility at the Pemberton Airport. In return the Village of Pemberton granted to Prime Air (BC) an exclusive lease involving certain lands located at the Pemberton Airport (registered under the Land Title Act, KN056037 under Parcel Identification Number 002-606-801, being that part of District Lot 4769, Lillooet District, Except Plan KAP 44479) to enable Prime Air (BC) to undertake the planning, development, construction, management, and operation of a terminal facility.

There are no competing facilities at the Pemberton airport. The Lease between the Village of Pemberton and Prime Air Inc., provides Prime Air the exclusive use of the terminal facility and lands as follows, "Prime Air shall be entitled to use the Terminal Lands and operate the Terminal Facilities in connection with its operation of the Airline Business and for any other lawful purpose. Without in any way limiting the generality of the foregoing, Prime Air shall be entitled, at its option and without interruption or interference from Pemberton, to:

(a) operate the Terminal Facilities as an international airport terminal serving passengers and cargo arriving at and departing from the Airport;

(b) operate, or cause to be operated, from the Terminal Facilities, such services, concessions, agencies and businesses as it, in its discretion, determines necessary or desirable for the proper and efficient operation of the
Airline  Business, including without limitation:       (i) ground transportation
service  to  and  from  the  Airport;

       (ii)  motor  vehicle  rentals;

      (iii)  food  and  beverage  outlets;

       (iv)  souvenir  sales;

        (v)  air  and  ground  transportation  ticket  sales.

Construction of the air terminal building was completed in 1996. To that extent, the overall size of the building is in excess of 12,000 square feet, with approximately 4,000 square feet presently being fully habitable. The remaining area requires "finishing" - construction costs to do so can range from $50/square foot to over $100/square foot depending on finishing, etc. Management intends to defer that cost to prospective tenants, ie., costs of further developing the space would remain as a "tenant improvement" in the hands of the airport related activity tenants who will ultimately occupy the space.

The priority of the company has been to first establish it's own air services related activity base, then offer the additional real estate to related potential tenants. Without adequate activity at the site, it is unlikely that the undeveloped space would reach its highest and best use.

Once operational, there are three primary sources of revenues expected; commercial air services, Pemberton airport services and Fixed Base Operations.
Commercial air services includes the actual operation of charter or scheduled air services to the site - in order to realize revenues from this source, additional amounts must be invested in infra-structure. Operations utilizing "Visual Flight Rules" (VFR) would require minimal investment. Operations utilizing "Instrument Flight Rules" (IFR) would require considerable investment. The site particularities are such that the most suited aircraft for service is the DeHavilland Dash 7. That particular aircraft is designed for Short Take-off and Landing (STOL) and with it's 4 engine capacity can safely complete the "missed approach" to the site with an engine out. The subject site is located in a mountainous area. The Dash 7 has a seating capacity of 46 to 48 passengers. Costs of leasing the Dash 7 exceed $3,000 per hour. The company has determined that the feasibility of the air service using the Dash 7 does exist, however, costs to provide for start-up, working capital, etc. are considerable. The company does not wish to commence commercial air services activities until it is satisfied that sufficient capital for this purpose is in place. The second source of income, Pemberton Airport services, is largely predicated on the existence of air services - this income source would include baggage handling and other passenger related services. Rental of commercial space also falls into this category. The third source of income is from Fixed Base Operations (FBO) activities - that includes providing fuel, logistics, accommodation, etc., to privately operated aircraft. It is Prime Air's intention to assign that function to an established FBO company; in that event Prime Air would earn certain amounts from ancillary activities

Subsequent to the original reporting date of this document, a Memorandum of Understanding has been completed between Prime Air, Inc., and Galvin Flying Service, Inc., of Seattle Washington. A news release dated September 30, 2003 was prepared announcing the foundation of this relationship. Further, two commercial tenants have entered into month to month agreements with Prime Air, both tenants are in aviation related businesses. Management continues to meet with individuals and businesses with respect to developing the prospect of charter or scheduled air service operations. No commitments, to the date of this Amended reporting have been received with respect to this item.

Co-incidental with completion of the Memorandum of Understanding with Galvin Flying, Prime Air Inc., provided Notice to the Village of Pemberton with respect to the exercise of its option to use lands for purposes of the FBO activity. The lands specified are physically detailed within the Lease between the Village of Pemberton and Prime Air Inc. and are appropriately filed in the Land Registry office of the Province of British Columbia.

The Term of the Lease commenced as of the Effective Date (June 1, 1995)and is set to continue in full force and effect for an initial term ending on the second (2nd) anniversary of the Terminal Opening Date. Effective October 31, 1996 a further notice was provided to complete the Extension of Term for three
(3) years, completed by delivering to Pemberton written notice of extension of the Term prior to the second anniversary of the Terminal Opening Date and a further five (5) years [to October 31, 2005] by delivering to Pemberton written notice of extension of the Term. The remaining portion of a further ten (10) years will be completed by delivering to Pemberton written notice of extension of the Term not less than six (6) months prior to the tenth (10th) anniversary of the Terminal Opening Date [June 1, 2005]; and the final ten (10) years by delivering to Pemberton written notice of the extension of the Term not less than six (6) months prior to the twentieth (20th) anniversary of the Terminal Opening Date.

Payment  of  Terminal  Rent  is  described  as  follows:

Prime Air shall pay to Pemberton as a basic rent for the Terminal Lands for each and every Accounting Period without set-off, deduction or abatement the amount calculated and paid in accordance with the following (all figures in Canadian funds):

(a) the Terminal Rent payable for the first, second, third, fourth, fifth and sixth Accounting Periods shall be the full amount of $100; and

(b)  for  each  Accounting  Period  subsequent  to  the sixth Accounting Period,

     (i) $2,500 by way of an advance on the Terminal Rent on or before the first day of July in such Accounting Period; and

     (ii) an amount equal to five percent (5%) of the Gross Receipts for such Accounting Period, less the advance made pursuant to paragraph
          (i)above, on or before the first day of April of the Accounting Period following the Accounting Period for which the Terminal Rent is payable.

An amount of $2,500 by way of an advance was completed and is treated in the books of the company as a "prepaid expense". Since no gross receipts have been received to the date of this publication, no further $2,500 "advance payments" are required until there is an amount exceeding that figure on which it is to be applied.

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

3. in respect of a domestic Canadian air service, the operator must satisfy the statutory Canadian ownership criteria which essentially requires that 75% of the voting interest in the operator is controlled by Canadian citizens or permanent residents of Canada;

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

     The Pemberton Airport facility, and supporting Lease agreement is more particularly described as follows:

 "Terminal Lease" means the exclusive and irrevocable lease of the Terminal Lands granted by Pemberton to Prime Air pursuant to the agreement;

 "Terminal Facilities" means the airline terminal building and associated facilities constructed on the Terminal Lands by Prime Air;

 "Terminal Lands" means a portion of the Lands which portion shall be large enough to locate the Terminal Facilities thereon and shall be configured and located as necessary to accommodate the Terminal Facilities;

 "Airline Business" means the scheduled and chartered commuter and cargo airline service which Prime Air is engaged in planning, implementing and operating and which it currently proposes will provide and chartered airline service to the
Airport  from  Seattle,       Washington,  Portland,  Oregon, Vancouver, British
Columbia  and  other  locations;

 "Airport" means the Pemberton Airport located in Pemberton, British Columbia as more particularly shown in the survey documents provided in the Lease;

 "Airport Facilities" means, collectively, the Runway, Parking Apron, MLS, NDB, ('ME and all other buildings, structures, improvements and equipment located on the Lands or owned by Pemberton and used in connection with the operation of the Airport or the use thereof by any of aircraft.

     Additionally, the Company maintains its principal executive offices at facilities shared with the business of the President of the Company, which facilities are furnished at no cost to the Company.

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

In December 1994 the U.S. Securities and Exchange Commission filed a complaint in the United States District Court for the District of Columbia (Case Number 1:94CV02633) against an entity known as "Astro Enterprises, Inc.," and against Ernst Hiestand, Thomas Hiestand, Elizabeth Kuriger, Henry Strubin, Peter Thaler, and Leonard Gotshalk, all of whom were allegedly affiliated with such entity. The basis for such complaint was the dissemination to the public from approximately March 1989 through May 1990, of false and misleading information concerning the business of such entity. The entity referenced in such action was incorporated in the State of Utah on May 23, 1985, and was involuntarily dissolved on May 1, 1990, for failure to file an annual report with the State of Utah. In 1995 Mr. Paul Parshall executed a consent and settlement of the foregoing action, ostensibly as the president, director, and authorized agent of the entity named in such action. Management does not believe such action in any way involved the Utah Corporation which was subsequently incorporated under the same name on August 30, 1993, and which subsequently changed its name to Prime Air, Inc. and changed its domicile to the State of Delaware. Management does not believe there is or was any legal relationship between the "Astro Enterprises, Inc." incorporated on May 23, 1985, and the "Astro Enterprises, Inc." which was incorporated in 1993 and was the predecessor to the Company. In addition, management does not believe that Mr. Parshall was authorized to execute such consent on behalf of either entity. Management is unaware whether Mr. Parshall ostensibly executed such consent on behalf of the original Astro Enterprises, Inc. or the predecessor to the Company by the same name. However, the allegations contained in such action reference events all of which occurred prior to the incorporation of the predecessor to the Company in 1993. Mr. Parshall provided and the company accepted his resignation as a director on

February 1, 1996, at which time Mr. Haug became the sole director of the Utah Corporation.

The opening balance sheet of the Utah company on acquisition showed the following:

     Assets:     Re-incorporation  Cost                    $200.00
     ----------------------------------------------------------------
     Total  Liabilities  and  Shareholders  Equity:        $200.00
     -------------------------------------------------------------

The Utah predecessor company received no additional assets or liabilities from the "Astro Enterprises, Inc." incorporated in 1985 and dissolved in 1990.

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

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

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

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

GENERAL

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATION
---------

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

During the year ended December 31, 2001, management continued discussions with principals in the airline industry and with interested parties with respect to providing air service to the Whistler/Pemberton destination. The Company has identified the need for scheduled air service to this location and in particular believes the capability of the Dash 7 aircraft would be ideal in terms of safety, reliability and cost effectiveness.

The results of the operations for the year ended December 31, 2001 show costs at approximately 35% less than the same period of the previous year, however, because of the "development stage" nature of the company, those figures may be representative of the continuing nature of the Company on a current basis, but not representative of the company if it is successful at securing funding for the Whistler, British Columbia component of its intended operation.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
----------------------------------------------------------------

The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete and operationalize the terminal facility in Pemberton, British Columbia and to commence air service operations to Pemberton, British Columbia on an economically viable basis.

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

THE PAST YEAR. Due to the Company's negative working capital, the year 2001 was difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow.

RESULTS  OF  OPERATIONS

The  Company  has  not  yet  initiated  air  operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of December 31, 2001, the Company's negative working capital was ($220,507).

ADDITIONAL  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

NO SALES REVENUES; UNCERTAIN PROFITABILITY; DEVELOPMENT STAGE COMPANY. Since its inception, the Company has been principally engaged in developmental and organizational activities. To date, the Company has not yet initiated activities which would bring revenues to the air terminal facility and, consequently, has had no sales revenues. No sales revenues are expected until, and only if, the Company secures adequate funds to complete the infrastructure required to commence either charter or scheduled commercial air service activities.

The Company is in the development stage, and its business is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which the Company is operating and the possibility that its activities will not result in the development of any commercially viable activities. There can be no assurance that the Company's activities will ultimately result in the development of commercial charter or scheduled air service.

NEED FOR FUTURE FINANCING. The Company will be required to raise additional funds through public or private financing including grants that may be available to complete the infrastructure requirements to allow air service operations. There can be no assurance, however, that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy short-term or long-term capital requirements. The failure of the Company to obtain any other acceptable financing would have a material adverse effect on the plans and operations of the Company. Without additional financing, the Company would become unable to maintain its current operations and would be unable to carry out its business plan. The Company has no current understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities may result in dilution of the Company's then current stockholders.

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. The business of the Company is highly dependent upon the active participation of its founder and Chief Executive Officer, Blaine Haug. The loss or unavailability to the Company of Mr. Haug would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled airline personnel is critical to the Company's success. There can be no assurance that it will be able to attract and retain such personnel in the future.

The process of obtaining required regulatory approvals required to commence air service operations can be time-consuming and expensive and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained

ITEM  7.     FINANCIAL  STATEMENTS

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

     Consolidated  Statements  of  Operations

     Consolidated  Statements  of  Shareholders'  Equity  and  Deficit

     Consolidated  Statements  of  Cash  Flows

     Notes  to  Consolidated  Financial  Statements

                                                            Rutherford & Company
                                                           Chartered Accountants
                                                 9511 Bates Road, Richmond, B.C.
                                                                  CANADA V7A 1E3
                                      Telephone (604)272-5454  Fax (604)272-5874





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



                                                        "Rutherford  &  Company"
Richmond,  Canada
April 9, 2002                                           CHARTERED ACCOUNTANTS

                                                            RUTHERFORD & COMPANY
                                                           Chartered Accountants
                                                 9511 Bates Road, Richmond, B.C.
                                                                  CANADA V7A 1E3
                                      Telephone (604)272-5454  Fax (604)272-5874


                      COMMENTS BY AUDITOR FOR U.S. READERS
                       ON CANADA-U.S. REPORTING DIFFERENCE


     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 2 to the financial statements. Our report to the shareholders dated June 26, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


                                                        "Rutherford  &  Company"
Richmond,  Canada
April  9, 2002                                          CHARTERED ACCOUNTANTS

                                 PRIME  AIR,  INC.
                         (A  Development  Stage  Company)
                           CONSOLIDATED BALANCE SHEETS
                           (all figures in US dollars)


                                                    December 31   December 31
                                                       2001          2000
                                                    -----------   -----------
ASSETS
CURRENT ASSETS
  Cash and short-term deposits. . . . . . . . . . .   $    2,089    $    2,605
  Prepaid expenses. . . . . . . . . . . . . . . . .        1,550         1,467
  Goods and Services Tax recoverable. . . . . . . .        1,148         1,490
                                                      -----------   -----------
                                                           4,787         5,562

CAPITAL ASSETS  (Note 4). . . . . . . . . . . . . .      523,278       542,432
                                                      -----------   -----------

                                                      $  528,065    $  547,994
                                                      ===========   ===========

LIABILITIES
CURRENT LIABILITIES
  Accounts payable and accrued liabilities. . . . .   $  230,305    $  212,450
  Notes and advances payable (Note 5) . . . . . . .       14,989        15,184
                                                      -----------   -----------
                                                         245,294       227,634
                                                      -----------   -----------

SHAREHOLDER'S EQUITY
CAPITAL STOCK (Note 6)
  Authorized:
    150,000,000 common shares with a
      stated par value of $.001/share
    5,000,000 preferred cumulative convertible
      shares with a stated par value of $.001/share
  Issued:
    21,978,666 common shares  (2000: 21,022,666) . .      21,979        21,023

  Capital in excess of par value . . . . . . . . . .   2,123,792     1,652,977
                                                      -----------   -----------
                                                       2,145,771     1,674,000
ACCUMULATED DEFICIT DURING
  DEVELOPMENT STAGE. . . . . . . . . . . . . . . . . ( 1,863,000)   (1,353,640)
                                                      -----------   -----------
                                                         282,771       320,360
                                                      -----------   -----------

                                                         528,065      $547,994
                                                      ===========   ===========

Approved  on  Behalf  of  the  Board:

                    "Blaine  Haug"           Director
                    --------------

                    "Wayne  Koch"            Director
                    -------------

                 See Accompanying Notes To Financial Statements


                                             PRIME  AIR,  INC.
                                     (A  Development  Stage  Company)
                                 CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                      (all  figures  in  US  dollars)


                                                                                                From Inception
                                                                                                March 10, 1989
                                                            Year ended       Year ended              To
                                                           December 31       December 31        December 31
                                                               2001             2000                2001
                                                         --------------  -------------------  ----------------
                                                          (Audited)           (Audited)      (Unaudited-Note 1)
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . . . . . .  $             -   $                -   $       114,720
  Audit and accounting. . . . . . . . . . . . . . . .            6,781               20,280           104,621
  Advertising . . . . . . . . . . . . . . . . . . . .              666                3,434            18,083
  Amortization. . . . . . . . . . . . . . . . . . . .           19,154               20,053           124,144
  Association membership fees . . . . . . . . . . . .            5,768                    -             5,768
  Automotive. . . . . . . . . . . . . . . . . . . . .                -                    -            19,164
  Bad debts . . . . . . . . . . . . . . . . . . . . .                -                    -             1,933
  Commissions and finders' fees . . . . . . . . . . .            3,261               11,361            22,311
  Consulting   (Note 7) . . . . . . . . . . . . . . .                -                 (209)          649,229
  Insurance . . . . . . . . . . . . . . . . . . . . .            2,374                2,304            28,875
  Interest and service charges. . . . . . . . . . . .            1,289                5,153            15,208
  Legal costs . . . . . . . . . . . . . . . . . . . .                -                9,681           181,941
  Management remuneration (Note 7). . . . . . . . . .                -                    -            77,287
  Office and general. . . . . . . . . . . . . . . . .            1,249                  410           165,009
  Repairs and maintenance . . . . . . . . . . . . . .            1,420                2,171            10,262
  Rent and property taxes - airport facility (Note 8)            8,426                9,294            60,799
  Telephone and utilities (recovered) . . . . . . . .            4,754                4,051            88,040
  Transfer agent, listing and filing fees . . . . . .            6,405                6,277            57,494
  Travel, promotion and entertainment (recovered) . .            5,654                5,706           108,223
                                                         --------------  -------------------  ----------------
                                                                67,201               99,966         1,853,111
                                                         --------------  -------------------  ----------------

  Loss (gain) on foreign exchange conversion. . . . .           (5,606)              (3,176)            3,736
  Interest income . . . . . . . . . . . . . . . . . .                                  (454)            6,153
                                                         --------------  -------------------  ----------------
                                                                (5,606)              (3,630)            9,889
                                                         --------------  -------------------  ----------------

Net Loss For The Period . . . . . . . . . . . . . . .  $        61,595   $           96,336   $     1,863,000


Net Loss Per Common Share . . . . . . . . . . . . . .  $       (0.0029)  $          (0.0048)


Weighted Average Common Shares Outstanding. . . . . .       21,586,358           20,169,124


                 See Accompanying Notes To Financial Statements

                                           PRIME  AIR,  INC.
                                    ( A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                    (  all figures in US dollars )

                                                                                         Accumulated
                                                          Capital in                   Deficit During
                                                          Excess of       Share          Development
                                        Common Shares    (Less than)  Subscriptions         Stage
                                      Shares    Amount    Par Value     Receivable   (Unaudited-Note 1)
                                     ---------  -------  -----------  -----------  -------------------
Balance at Inception on
   March 10, 1989 . . . . . . . . .          -  $     -  $        -   $         -  $                -
Issue of common shares for cash
   at $.0005/share. . . . . . . . .  1,260,474    1,260        (630)            -                   -
Net loss for the year ended
   March 31, 1990 . . . . . . . . .          -        -           -             -             (17,956)
                                     ---------  -------  -----------  -----------  -------------------

Balance, March 31, 1990 . . . . . .  1,260,474    1,260        (630)            -             (17,956)

Issue of common shares for cash
   at $.0005/share. . . . . . . . .    315,118      315        (157)            -                   -
Net loss for the year ended
   March 31, 1991 . . . . . . . . .          -        -           -             -             (49,419)
                                     ---------  -------  -----------  -----------  -------------------

Balance, March 31, 1991 . . . . . .  1,575,592    1,575        (787)            -             (67,375)
Net loss for the year ended
   March 31, 1992 . . . . . . . . .          -        -           -             -             (10,990)
Balance, March 31, 1992 . . . . . .  1,575,592    1,575        (787)            -             (78,365)
                                     ---------  -------  -----------  -----------  -------------------

Issue of common shares for cash
   at $.1387/share. . . . . . . . .    264,176      264      36,367             -                   -
   at $.1068/share. . . . . . . . .     34,138       34       3,611             -                   -
Net loss for the year ended
   March 31, 1993 . . . . . . . . .          -        -           -             -             (38,426)
Balance, March 31, 1993 . . . . . .  1,873,906    1,873      39,191             -            (116,791)
                                     ---------  -------  -----------  -----------  -------------------

Issue of common shares for services
   at nominal value . . . . . . . .    184,346      184        (184)            -                   -
Issue of common shares for cash
   at $.0005/share. . . . . . . . .    600,000      600        (300)            -                   -
   at $.0545/share. . . . . . . . .      6,680        7         357             -                   -
   at $.0771/share. . . . . . . . .     47,268       47       3,596             -                   -
   at $.1397/share. . . . . . . . .     38,802       39       5,380             -                   -
   at $.1651/share. . . . . . . . .     46,322       46       7,601             -                   -
   at $.2311/share. . . . . . . . .    174,890      175      40,243             -                   -
   at $.3466/share. . . . . . . . .     31,512       32      10,891             -                   -
   at $.4622/share. . . . . . . . .     15,756       16       7,266             -                   -
Net loss for the year ended
   March 31, 1994 . . . . . . . . .          -        -           -             -             (36,272)
                                     ---------  -------  -----------  -----------  -------------------

Balance, March 31, 1994 . . . . . .  3,019,482  $ 3,019  $  114,041   $         -  $         (153,063)
                                     ---------  -------  -----------  -----------  -------------------

                         See  Accompanying  Notes  To  Financial  Statements

                                           PRIME  AIR,  INC.
                                    ( A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                    (  all figures in US dollars )

                                                                                         Accumulated
                                                          Capital in                   Deficit During
                                                          Excess of       Share          Development
                                        Common Shares    (Less than)  Subscriptions         Stage
                                      Shares    Amount    Par Value     Receivable   (Unaudited-Note 1)
                                     ---------  -------  -----------  -----------  -------------------
Balance Forward . . . . . . . . . .   3,019,482  $ 3,019  $  114,041   $         -   $         (153,063)

Issue of common shares for services
   at nominal value . . . . . . . .   1,874,956    1,875      (1,875)            -                    -

Issue of common shares for cash
   at $.1869/share. . . . . . . . .     497,384      498      92,448             -                    -
   at $.2315/share. . . . . . . . .     608,178      608     139,982             -                    -
Net loss for the year ended
   June 28, 1994. . . . . . . . . .           -        -           -             -              (40,947)
                                     ---------  -------  -----------  -----------  -------------------

Balance, June 28, 1994. . . . . . .   6,000,000    6,000     344,596             -             (194,010)

Share subscription at $.367/share .           -        -      (7,313)          (20)                   -

Net loss for the year ended
   December 31, 1994. . . . . . . .           -        -           -             -             (135,530)
                                     ---------  -------  -----------  -----------  -------------------

Balance, December 31, 1994. . . . .   6,000,000    6,000     337,283           (20)            (329,540)

Issue of common shares for cash
   and/or services at an average
   of $.1171/share. . . . . . . . .   1,125,100    1,125     130,630             -                    -

Net loss for the year ended
   December 31, 1995. . . . . . . .           -        -           -             -              (71,266)
                                     ---------  -------  -----------  -----------  -------------------

Balance, December 31, 1995. . . . .   7,125,100    7,125     467,913           (20)            (400,806)
Issue of common shares for cash
   at $.2500/share. . . . . . . . .   3,021,116    3,021     752,259             -                    -
Issue of common shares for services
   at deemed fair value . . . . . .   2,967,346    2,967     145,400             -                    -
Net loss for the year ended
   December 31, 1996. . . . . . . .           -        -           -             -             (385,300)
                                     ---------  -------  -----------  -----------  -------------------

Balance, December 31, 1996. . . . .  13,113,562  $13,113  $1,365,572   $       (20)  $         (786,106)
                                     ----------  -------  -----------  ------------  -------------------

                 See Accompanying Notes To Financial Statements

                                           PRIME  AIR,  INC.
                                    ( A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                    (  all figures in US dollars )

                                                                                         Accumulated
                                                          Capital in                   Deficit During
                                                          Excess of       Share          Development
                                        Common Shares    (Less than)  Subscriptions         Stage
                                      Shares    Amount    Par Value     Receivable   (Unaudited-Note 1)
                                     ---------  -------  -----------  -----------  -------------------

Balance Forward . . . . . . . . . .  13,113,562   $13,113   $1,365,572  $       (20)  $         (786,106)

Issue of common shares for services
   at deemed fair value . . . . . .     656,000       656       32,472            -                    -

Issue of common shares for
   debt settlements:
   at $.2500/share. . . . . . . . .     248,504       249       61,876            -                    -
   at $.2520/share. . . . . . . . .      72,760        73       18,266            -                    -
   at $.2652/share. . . . . . . . .     189,600       189       50,098            -                    -

Net loss for the year ended
   December 31, 1997. . . . . . . .           -         -            -            -             (222,169)
                                     -----------  --------  ----------  ------------  -------------------

Balance, December 31, 1997. . . . .  14,280,426    14,280    1,529,284          (20)          (1,008,275)
                                     -----------  --------  ----------  ------------  -------------------
Issue of common shares for
   debt settlements:
   at $.1937/share. . . . . . . . .      20,000        20        3,853            -                    -
   at $.2003/share. . . . . . . . .      36,430        37        7,260            -                    -

Issue of common shares for services
   at deemed fair value . . . . . .   3,327,454     3.327      161,718            -                    -
                                     -----------  --------  ----------  ------------  -------------------
                                     17,664,310    17,664    1,702,115          (20)          (1,008,275)
                                     -----------  --------  ----------  ------------  -------------------

Issue of common shares for
   debt settlements:
   at $.25/share. . . . . . . . . .      64,800        65       16,135            -                    -

Issue of common shares for services
   at deemed fair value . . . . . .     290,000       290       14,210            -                    -

Transfer Agent adjustment . . . . .      (6,000)       (6)           -            -                    -

Write off of uncollectable share
   subscription receivable. . . . .           -         -        7,313           20                    -

Net loss for the year ended
   December 31, 1998. . . . . . . .           -         -            -            -             (330,187)
                                     -----------  --------  ----------  ------------  -------------------

Balance, December 31, 1998. . . . .  18,013,110   $18,013   $1,739,773  $         -   $       (1,338,462)
                                     -----------  --------  ----------  ------------  -------------------

                 See Accompanying Notes To Financial Statements

                                           PRIME  AIR,  INC.
                                    ( A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                    (  all figures in US dollars )

                                                                                         Accumulated
                                                          Capital in                   Deficit During
                                                          Excess of       Share          Development
                                        Common Shares    (Less than)  Subscriptions         Stage
                                      Shares    Amount    Par Value     Receivable   (Unaudited-Note 1)
                                     ---------  -------  -----------  -----------  -------------------

Balance Forward. . . . . . . . . . .  18,013,110  $18,013  $1,739,773  $         -  $       (1,338,462)
Issue of common shares for
   debt settlements:
   at $.20/share . . . . . . . . . .     201,250      202      40,048            -                   -
   at $.25/share . . . . . . . . . .     423,200      423     105,377            -                   -

Issue of common shares for services
   at deemed fair value. . . . . . .   1,010,000    1,010      49,490            -                   -

Net loss for the year ended
   December 31, 1999 . . . . . . . .           -        -           -            -            (326,607)
Balance, December 31, 1999 . . . . .  19,647,560   19,648   1,934,688            -          (1,665,069)
                                     -----------  --------  ----------  ------------  -------------------

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     500,000      500      39,500            -                   -

Issue of common shares for
   debt settlements:
   at $.08/share . . . . . . . . . .       4,100        4         324            -                   -
   at $.10/share . . . . . . . . . .     871,006      871      86,230            -                   -

Net loss for the year ended
   December 31, 2000 . . . . . . . .           -        -           -            -            (116,336)
Balance, December 31, 2000 . . . . .  21,022,666   21,023   2,062,742            -          (1,781,405)
                                     -----------  --------  ----------  ------------  -------------------
Issue of common shares for cash
   at $.08/shre. . . . . . . . . . .     300,000      300      23,700            -                   -
Issue of common shares for
   debt settlement
   at $.08/share (Note 7). . . . . .     250,000      250      19,750            -                   -
Issue of common shares for services
   at deemed fair value (Note 7) . .     400,000      400      19,600            -                   -
Transfer Agent adjustment. . . . . .       6,000        6           -            -                   -

Net loss for the year ended
   December 31, 2000 . . . . . . . .           -        -           -            -             (81,595)
                                     -----------  --------  ----------  ------------  -------------------

Balance, December 31, 2001 . . . . .  21,978,666  $21,979  $2,123,792  $         -  $       (1,863,000)
                                     -----------  --------  ----------  ------------  -------------------

                 See Accompanying Notes To Financial Statements


                                                 PRIME AIR, INC.
                                          (A Development Stage Company)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (all figures in US dollars)

                                                                                                 From Inception
                                                             Year ended        Year ended        March 10, 1989
                                                             December 31       December 31       To December 31
                                                                2001              2000                2001
                                                             (Unaudited)       (Unaudited)      (Unaudited Note 1)
                                                            -------------    ---------------    ------------------


NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $    (61,595)   $        (96,336)   $   (1,863,000)
  Non-cash charge - amortization . . . . . . . . . . . . .        19,154              20,053           124,144
                                                            -------------    ---------------    ------------------
                                                                 (42,441)            (76,283)       (1,738,856)


  Change in non-cash working capital
      balances relating to operations. . . . . . . . . . .        (2,286)            (27,575)           (3,469)
                                                            -------------    ---------------    ------------------
                                                                 (44,727)           (103,858)       (1,742,325)
                                                            -------------    ---------------    ------------------


FINANCING
  Notes and advances payable . . . . . . . . . . . . . . .          (195)            (23,977)          225,145

  Issue of capital stock . . . . . . . . . . . . . . . . .        44,406             127,429         2,166,691
                                                            -------------    ---------------    ------------------

                                                                  44,211             103,452         2,391,836
                                                            -------------    ---------------    ------------------

INVESTING
  (Cost) Recovery of terminal facility construction costs.             -               2,539          (647,422)
                                                            -------------    ---------------    ------------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . . . . . . .          (516)              2,133             2,089

CASH, BEGINNING OF YEAR. . . . . . . . . . . . . . . . . .         2,605                 472                 -
                                                            -------------    ---------------    ------------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . .  $      2,089    $          2,605    $        2,089
                                                            =============    ===============    ==================


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

The results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31, 2001 are presented herein for information purposes only. These amounts are unaudited and accordingly no audit opinion has been expressed thereon.

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


3.     SIGNIFICANT  ACCOUNTING  POLICIES

Reporting  Currency
-------------------

All amounts in these consolidated financial statements are reported in U.S. funds. Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $1.5906 CDN/$1.00 U.S. Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows: $ 1.5484 CDN/$1.00 U.S. (2000: $1.4852 CDN/ $1.00 U.S.).

Fair  Value  of  Financial  Instruments
---------------------------------------

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

Receivables  and  Prepaid  Expenses
-----------------------------------

All amounts reported as receivables or prepaid expenses have been recorded at their original values. There have been no amounts written off as bad debts or provided for as an allowance against the recovery of these assets.

                                 Capital Assets
                                 --------------

     Air Terminal Construction Costs: Expenditures relating directly to the
     -------------------------------
construction of the air terminal facility and related engineering and design have been recorded in the accounts of the Company at cost, net of amortization which is provided on a straight-line basis over the 30-year term of the property lease.

     Furniture and Equipment: Furniture and equipment is stated at cost, net of
     -----------------------
amortization which is provided for at the rate of 20% per annum on the declining balance basis.

Use  of  Estimates  in  the  Preparation  of  Financial  Statements
-------------------------------------------------------------------

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

Income  Taxes
-------------

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

The operating subsidiary Company has cumulative net operating loss carry forwards of approximately $668,000 at December 31, 2001 and $ 790,000 at December 31, 2000. No effect has been shown in the financial statements for these carry forwards as the likelihood of future tax benefit from such is not presently determinable. The potential income tax benefits of these net operating loss carry forwards of approximately $118,000 at December 31, 2001 and $ 144,000 at December 31, 2000 (based upon current income tax rates) have been offset by valuation reserves of the same amount. Net operating losses expire after seven (7) years. Operating losses of the US parent corporation have not been determined.

                                 PRIME AIR, INC.
                          (A Development Stage Company)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                           December 31, 2001 and 2000


4.    CAPITAL  ASSETS

Capital assets consist of the following at December 31, 2001 and December 31, 2000:

                                                    December  31,  2001
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 120,267      $  521,705

     Furniture  and  equipment                 5,154       3,581           1,573
                                          --------------------------------------
                                          $  647,126   $ 123,848      $  523,278
                                          ======================================

                                                    December  31,  2000
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  101,434     $  540,538

     Furniture  and  equipment                 5,154        3,260          1,894
                                          --------------------------------------
                                          $  647,126   $  104,694     $ 542,432
                                          ======================================

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


                                     PRIME AIR, INC.
                              (A Development Stage Company)
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001 and 2000
6.  CAPITAL  STOCK
    Authorized:
       150,000,000  common  shares  with  a  stated  par  value  of  $.001/share
         5,000,000  preferred  cumulative  convertible shares with a stated par value of
           $.001/share
                                                      Number of Shares    Consideration
                                                      ----------------    -------------
Common Shares Issued:
        To August 31, 1993
              - for cash. . . . . . . . . . . . . .           600,000     $      300
        Prime Air Inc. share exchange
              - June 28, 1994 . . . . . . . . . . .         5,400,000        350,296
        Share subscription. . . . . . . . . . . . .            (7,313)
        During year ended December 31, 1995
              - for cash. . . . . . . . . . . . . .         1,125,100        131,755
                                                      ----------------    -------------
        Balance at December 31, 1995. . . . . . . .         7,125,100        475,038
                                                      ----------------    -------------

        During year ended December 31, 1996
              - for cash. . . . . . . . . . . . . .         3,021,116        755,280
              - for consulting and related services         2,967,346        148,367
                                                      ----------------    -------------
                                                            5,988,462        903,647
                                                      ----------------    -------------
        Balance, December 31, 1996. . . . . . . . .        13,113,562      1,378,685
                                                      ----------------    -------------

        During the year ended December 31, 1997
              - shares-for-debt settlements . . . .           510,864        130,751
              - consulting and related services . .           656,000         32,800
                                                      ----------------    -------------
                                                            1,166,864        163,551
                                                      ----------------    -------------
        Balance, December 31, 1997. . . . . . . . .        14,280,426      1,542,236
                                                      ----------------    -------------

        During the year ended December 31, 1998
              - shares-for-debt settlements . . . .            93,015         27,370
              - consulting and related services . .         3,617,454        180,873
              - transfer agent correction . . . . .            (6,000)            (6)
              - write off of uncollectible share. .                            7,313
                                                      ----------------    -------------
                                                            3,732,684        215,550
                                                      ----------------    -------------
        Balance, December 31, 1998. . . . . . . . .        18,013,110      1,757,786
                                                      ----------------    -------------
        During the year ended December 31, 1999
              - shares-for-debt settlements . . . .           624,450        146,050
              - consulting and related services . .         1,010,000         50,500
                                                      ----------------    -------------
                                                            1,634,450        196,550
                                                      ----------------    -------------
        Balance, December 31, 1999. . . . . . . . .        19,647,560      1,954,336
                                                      ----------------    -------------

        During the year ended December 31, 2000
              - for-cash. . . . . . . . . . . . . .           500,000         40,000
              - shares-for-debt settlements . . . .           875,106         87,429
                                                      ----------------    -------------
                                                            1,375,106        127,429
                                                      ----------------    -------------
        Balance, December 31, 2000. . . . . . . . .        21,022,666     $2,081,765
                                                      ----------------    -------------

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

6.    CAPITAL  STOCK  (CONTINUED)

                                                      Number of Shares    Consideration
                                                      ----------------    -------------
        Balance, December 31, 2000. . . . . . . . .        21,022,666     $2,081,765
                                                      ----------------    -------------

        During year ended December 31, 2001
             - for cash . . . . . . . . . . . . . .           300,000         24,000
             - shares-for-debt settlements. . . . .           250,000         20,000
             - consulting and related services. . .           400,000         20,000
             - Transfer Agent correction. . . . . .             6,000              6
                                                      ----------------    -------------
                                                              956,000         64,406
                                                      ----------------    -------------

        Balance, December 31, 2001. . . . . . . . .        21,978,666     $2,145,771
                                                      ----------------    -------------

In July, 1996, management of the Company voluntarily halted trading of its common shares based upon the conclusion that information concerning the history of the Company provided by former management may not have been complete. Adequate information was subsequently provided to the public by management and trading was recommenced on March 27, 1997. The Company prepared and filed a registration statement in connection with the change of domicile (referred to in Note 1) to register all of the outstanding common shares of capital stock in the Company. This registration has been declared effective by the Securities and Exchange Commission and the change of domicile became effective on December 15, 1997.

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

The Airport Agreement may be terminated by the Village of Pemberton in the event of a material default by Prime Air (BC) or if Prime Air shall become bankrupt. The terminal facilities shall become the property of the Village of Pemberton at the expiration of the Airport Agreement

ITEM  8.

CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------
"NONE"


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

     Name               Age          Position
     ----               ---          --------
Blaine  Haug            56           Chief  Executive  Officer,  Chairman

Wayne  Koch             53           Treasurer

Nigel  Horsley          56           VP  Communications

John  Eberhard          61           Director

Greg  Duffy             49           Director

BLAINE HAUG, serves as the Company's Chief Executive Officer and Chairman of the
--------------------------------------------------------------------------------
Board.  Mr.  Haug  is  a  founding  director  of  the  company.
-----

Mr. Haug, an Airline Transport Pilot rated (Transport Canada) and Federal Aviation Administration (FAA) equivalent for over twenty years, has flight experience in propeller and jet aircraft and over 7,000 hours of flying time. Background includes education in mechanical engineering. From March 1980 through December 1986, Mr. Haug was with Air Alberta, based in Red Deer, Alberta, as General Manager and Chief Pilot, where he directed the turnaround of the company. Prior to this he was self-employed for ten years as an aircraft broker.

WAYNE KOCH - serves as Treasurer - one of three managing directors of Prime Air,
--------------------------------------------------------------------------------
Inc.  Principal,  Koch  &  Associates,  Certified  Management  Accountants,  has
---
provided accounting and head office services for Prime Air since 1989, owns a public accounting practice (established 1987) serving a large number of individual, small business and non-resident clients. Previous experience includes several years as Controller of a diversified property development company; Managing Director of a Whistler based property management and accommodation company; lecturer at the British Columbia Institute of Technology; Supervisor, Budgets and Program Administration, Airports Branch - Pacific Region, Transport Canada; Systems Design Consultant within the Government of
Canada,  Department  of  Supply  and  Services,  Ottawa,  Ontario.

R.  NIGEL  M.  HORSLEY  -  one of three managing directors of Prime Air, Inc.  A
-----------------------------------------------------------------------------
specialist in investor relations, Mr. Horsley has an extensive background in print and broadcast media, both in the UK and Canada including IRN in London and CKVU TV as an Executive Producer in Vancouver. He has worked for more than a decade in PR, mostly in high technology, including two years with Hill & Knowlton. Currently, a director of Currently a director of RailPower Technologies Corp. (TSX V: P) and Prime Air, Inc. He is also a former Vice President with General Hydrogen Corporation.


JOHN  EBERHARD,  QC  -  Director.  A former Crown Prosecutor, Judge on the Civil
--------------------------------
Aviation Tribunal and practising lawyer for 30 years. Now retired from full time practice, among other business pursuits, he has been the Chief Administrative Officer of the Canadian Rotary Committee for International Development (CRCID) since 2000.

ITEM  10.     EXECUTIVE  COMPENSATION

The Company, including Prime Air BC, had one employee as of December 31, 2001, consisting of Mr. Haug, who was employed part-time. Compensation, in accordance with an employment agreement, was based on issuance of 400,000 restricted common shares annually to be valued at fair market price.

Active directors within the company received 50,000 restricted common shares annually valued at fair market price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of the Record Date as to (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of its Common Stock, (ii) each director and each nominee for director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. This table is based on information provided to us or filed with the Securities and Exchange Commission by the Company's directors, executive officers and principal shareholders. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares, subject to community property laws. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Five Percent Shareholders,               Common Stock               Approximate
Directors and certain                 Beneficially Owned        Percentage Owned
Executive Officers                                                     (1)
------------------------------------------------------------------------------
Blaine  Haug                             2,245,226                   10.22%

Wayne  Koch                                856,230                    3.90%

Nigel  Horsley                                   -                    *

John  Eberhard                             395,340                    1.80%

Greg  Duffy                                 94,720                    0.43%

All directors and current executive
  officers as a group (5  persons)       3,591,516                   16.35%

Patricia  Jarvis                         1,101,410                    5.01%

*Less  than  one  percent
(1) Applicable percentage of ownership is based on shares of Common Stock outstanding as of the Record Date together with applicable options held by such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within sixty (60) days after the Record Date are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. (No options are provided by the company)

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Reports  on  Form  8-K.

     None

(B)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

    EXHIBIT    DESCRIPTION OF
    NUMBER     DOCUMENT
   --------    -----------------------------------------------------

     *99.1     Consent  of  Independent  Auditors.

     *99.2     Power  of  Attorney  (included  on  signature  page).

*Filed  herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, province of British Columbia, on the 20th day of October 2003.
Prime  Air,  Inc.

                                                  By:  /s/  Blaine  Haug
                                                       -----------------
                                                       Blaine  Haug
                                                       Chairman of the Board and
                                                       Chief  Executive  Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Blaine Haug and Wayne Koch, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-KSB/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     SIGNATURE(S)                  TITLE(S)                           DATE
     ------------                  --------                           ----
     /s/  Blaine  Haug          Chairman of the Board and       October 20, 2003
     -----------------          Chief  Executive  Officer
          Blaine  Haug

     /s/  Wayne Koch            Treasurer                       October 20, 2003
     -----------------
          Wayne  Koch