Form 10QSB/A
period 2002-03-31
PRIME AIR INC
filed 2003-11-04
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
          Title of each class Name of each exchange on which registered
                                    None N/A
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1)
Yes  [X]  No  [  ]  (2)  Yes  [X]  No  [  ]
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [N/A]
State  issuer's  revenues  for  its  most  recent  fiscal  year:  -0-


                                      (ii)

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

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2002 is being filed to include information pursuant to recommendations for supplemental information and comments from the United States Securities And Exchange Commission dated June 30, 2002.

In general terms, the United States Securities And Exchange Commission request for supplemental information or clarification contained 56 separate items. A response has been completed and filed responding to all items, this "Amendment" to the Form 10-QSB responds to the financial treatment of most notably, three items as follows:

     i) (item 41) "Restate the periods prior to May 19, 1998 to reflect the 2 for 1 stock split. Also, restate the information in Note 6. Capital Stock in this regard."

     ii)  (item  31) "We note (in the Statement of Stockholders' Equity and Note
          7) that Common shares issued as consideration for the services of related parties have been recorded at nominal amounts. It appears that some of the shares may have been issued in a later period than when the services were performed. These services should be recorded at their fair value in the period when the services are rendered and --------------------- the obligation accrued. The Common shares later issued in settlement of these obligations should be recorded based on that fair value."

     iii) (item 34) "Please provide a column showing information for the period from inception through the December 31, 2001 (March 31, 2002). Refer to paragraph 11(b) of SFAS 7. Label this column as "Unaudited".


                                      (iii)

TABLE  OF  CONTENTS
-------------------
                                 PRIME AIR, INC.

                                      INDEX

                                           PART I                                PAGE NO.
                  AMENDMENT                                                         II
ITEM 1.           Description                                                       4
                  General                                                           4
ITEM 2            Description of Property                                           6
ITEM 3.           Legal Proceedings                                                 7
ITEM 4.           Submission of Matters to a Vote of Security Holders               7

                                          PART II
ITEM 5            Market for Common Equity and Related Stockholder Matters          7
ITEM 6            Management's Discussion and Analysis or Plan of Operation         8
ITEM 7.           Financial Statements                                          10-25

                                          PART III
ITEM 8.           Exhibits and Reports on Form 8-K                                 26
                  Signatures                                                       27



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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in this Amended Quarterly Report, and with the audited financial statements and notes thereto included in the Annual Report on form 10-K/A for the year ended December 31, 2001 and 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission for the fiscal years as stated. above.

Prime Air, Inc. (the "Company") was incorporated in the State of Nevada on November 10, 1996, for the purpose of changing the domicile of the Company from the State of Delaware. The predecessor to the Company was incorporated in the State of Delaware on April 4, 1995. The change of domicile was completed on December 15, 1997.

The Company is the parent of a wholly owned subsidiary, Prime Air, Inc. ("Prime Air (BC)"), a company originally incorporated under the laws of the Province of British Columbia, Canada, on March 10, 1989, under the name "High Mountain Airlines Inc." Prime Air (BC) has entered into a lease and operating agreement with the Village of Pemberton, British Columbia, Canada, to plan, develop, construct, manage, and operate a terminal facility at the Pemberton Airport. Prime Air (BC) has constructed the basic terminal building and proposes to facilitate regular, scheduled air service to Pemberton Airport to serve the nearby resort community of Whistler.

Prior to incorporation in the State of Delaware, the Company was originally incorporated pursuant to the laws of the State of Utah on August 30,1993, under the name "Astro Enterprises, Inc." (referred to hereafter as "the Utah Corporation"). The Utah corporation changed its name to "Prime Air, Inc." on June 28, 1994. Such further description of the Utah Corporation and all relevant information is included in the Annual Report on form 10-K/A for the year ended December 31, 2001 and 10-K for the year ended December 31, 2002 and all other previous material filed with the Securities and Exchange Commission.

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

AIRPORT  LEASE  AND  OPERATING  AGREEMENT

On October 29, 1993, Prime Air (BC) entered into a Lease and Operating Agreement (the "Airport Agreement") with the Corporation of the Village of Pemberton, British Columbia, Canada (hereinafter the "Village of Pemberton"), in which Prime Air (BC) agreed to undertake the planning, development, construction, management, and operation of a terminal facility at the Pemberton Airport. In return the Village of Pemberton granted to Prime Air (BC) an exclusive lease involving certain lands located at the Pemberton Airport (registered under the Land Title Act, KN056037 under Parcel Identification Number 002-606-801, being that part of District Lot 4769, Lillooet District, Except Plan KAP 44479) to enable Prime Air (BC) to undertake the planning, development, construction, management, and operation of a terminal facility. Such further information with respect to the Airport Lease and Operating Agreement is contained in material previously filed and as stated above.

Subsequent to the reporting date of this document, a Memorandum of Understanding has been completed between Prime Air, Inc., and Galvin Flying Service, Inc., of Seattle Washington. A news release dated September 30, 2003 was prepared announcing the foundation of this relationship. Further, two commercial tenants have entered into month to month agreements with Prime Air, both tenants are in aviation related businesses. Management continues to meet with individuals and businesses with respect to developing the prospect of charter or scheduled air service operations. No commitments, to the date of this Amended reporting have been received with respect to this item.

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

GOVERNMENT  REGULATION  AND  LICENSING

Any corporation conducting commercial air service operations in Canada must possess a valid Operating Certificate and other licenses, permits, accreditations and certificates that are issued and administered by Transport Canada. All such authorities and approvals shall be the responsibility of Voyageur Airways Limited

MARKETING

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

Reference to legal proceedings in 1994 and prior years is described in material previously filed and as stated above.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended March 31, 2002.

                                    PART II

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

The results of the operations for the quarter ended March 31, 2002 show costs at approximately 35% less than the same period of the previous year, however, because of the "development stage" nature of the company, those figures may be representative of the continuing nature of the Company on a current basis, but not representative of the company if it is successful at securing funding for the Whistler, British Columbia component of its intended operation.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
----------------------------------------------------------------

The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete and operate the terminal facility in Pemberton, British Columbia and to commence air service operations to Pemberton, British Columbia on an economically viable basis.

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

THE PAST YEAR. Due to the Company's negative working capital, the year 2001 and the current operating quarter remain difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow.

RESULTS  OF  OPERATIONS

The  Company  has  not  yet  initiated  air  operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  March  31,  2002, the Company's negative working capital was ($221,973).

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

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. The business of the Company is highly dependent upon the active participation of its founder and Chief Executive Officer, Blaine Haug. The loss or unavailability to the Company of Mr. Haug would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled airline personnel is critical to the Company's success. There can be no assurance that it will be able to attract and retain such personnel in the future. There is no key man life insurance on Mr. Haug.

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


However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2001.


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

Consolidated  Statements  of  Shareholders'  Equity  and  Deficit

Consolidated  Statements  of  Cash  Flows

Notes  to  the  Consolidated  Financial  Statements

                                          PRIME AIR, INC.
                                  (A Development Stage Company)

                                   CONSOLIDATED BALANCE SHEETS
                                   (all figures in US dollars)


                                                          March 31      March 31     December 31
                                                            2002          2001          2001
                                                         (Unaudited)  (Unaudited)    (Audited)
                                                        ------------  ------------  -------------
ASSETS

Current Assets
  Cash and short-term deposits . . . . . . . . . . . .  $       677   $     2,690   $      2,089
  Prepaid expenses . . . . . . . . . . . . . . . . . .        1,330           697          1,550
  Goods and Services Tax recoverable . . . . . . . . .        1,165         1,446          1,148
                                                        ------------  ------------  -------------
                                                              3,172         4,833          4,787

Capital Assets (Note 4). . . . . . . . . . . . . . . .      520,191       537,564        523,278
                                                        ------------  ------------  -------------

                                                        $   523,363   $   542,397   $    528,065
                                                        ============  ============  =============

LIABILITIES

Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . .  $   196,156   $   201,247   $    230,305
  Notes and advances payable  (Note 5) . . . . . . . .       28,989        25,017         14,989
                                                        ------------  ------------  -------------
                                                            225,145       226,264        245,294
                                                        ------------  ------------  ------------

SHAREHOLDERS' EQUITY

Capital Stock  (Note 6)
  Authorized: 50,000,000 common shares with
     a stated par value of $.001/share
      3,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
   22,898,666 common shares (2001: 21,978,666) . . . .       22,899        21,023         21,979

  Capital in excess of par value . . . . . . . . . . .    2,143,792     2,080,739      2,123,792
                                                        ------------  ------------  -------------
                                                          2,166,691     2,101,762      2,145,771
Accumulated Deficit During
  Development Stage. . . . . . . . . . . . . . . . . .   (1,868,473)   (1,785,629)    (1,863,000)
                                                        ------------  ------------  -------------
                                                            298,329       316,133        282,771
                                                        ------------  ------------

                                                        $   523,363   $   542,397   $    528,065
                                                        ============  ============  =============

Approved  on  Behalf  of  the  Board:
"Blaine  Haug"                Director
-------------
"Wayne  Koch"                 Director
-------------

                 See Accompanying Notes to Financial Statements



                                          PRIME AIR, INC.
                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (all figures in US dollars)


                                                                                     From Inception
                                                        Three months    Three Months   March 10,
                                                           ended           ended        1989 to
                                                          March 31        March 31      March 31
                                                            2002            2001          2002
                                                       --------------  --------------  ----------
                                                        (Unaudited)      (Unaudited)   (Unaudited)
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . . . . . .  $           -   $           -   $  114,720
  Audit and accounting. . . . . . . . . . . . . . . .              -               -      104,621
  Advertising . . . . . . . . . . . . . . . . . . . .              -               -       18,083
  Amortization. . . . . . . . . . . . . . . . . . . .          3,087           4,868      127,231
  Association membership fees . . . . . . . . . . . .              -           5,768
  Automotive. . . . . . . . . . . . . . . . . . . . .              -               -       19,164
  Bad debts . . . . . . . . . . . . . . . . . . . . .              -               -        1,933
  Commissions and finders' fees . . . . . . . . . . .              -               -       22,311
  Consulting   (Note 7) . . . . . . . . . . . . . . .            920               -      650,149
  Insurance . . . . . . . . . . . . . . . . . . . . .            226             715       29,101
  Interest and service charges. . . . . . . . . . . .             76              58       15,284
  Legal costs . . . . . . . . . . . . . . . . . . . .              -             365      181,941
  Management remuneration . . . . . . . . . . . . . .              -               -       77,287
  Office and general. . . . . . . . . . . . . . . . .              -             330      165,009
  Repairs and maintenance . . . . . . . . . . . . . .             93              68       10,355
  Rent and property taxes - airport facility (Note 8)              -               -       60,799
  Telephone and utilities (recovered) . . . . . . . .            (86)            438       87,954
  Transfer agent, listing and filing fees . . . . . .          1,156           2,292       58,650
  Travel, promotion and entertainment . . . . . . . .              -               -      108,223
                                                       --------------  --------------  ----------
                                                               5,472           9,134    1,858,583
                                                       --------------  --------------  ----------

  Loss (gain) on foreign exchange conversion. . . . .              1          (4,910)       3,737
  Interest income . . . . . . . . . . . . . . . . . .              -               -        6,153
                                                       --------------  --------------  ----------
                                                                   1          (4,910)       9,890
                                                       --------------  --------------  ----------

Net Loss For The Period . . . . . . . . . . . . . . .  $       5,473   $       4,224   $1,868,473
                                                       ==============  ==============  ==========

Net Loss Per Common Share . . . . . . . . . . . . . .  $     (0.0002)  $     (0.0002)
                                                       ==============  ==============

Weighted Average Common Shares Outstanding. . . . . .     21,898,666      21,022,666
                                                       ==============  ==============

                 See Accompanying Notes To Financial Statements

                                                PRIME AIR, INC.
                                         ( A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                         (  all figures in US dollars )

                                                                                                Accumulated
                                                              Capital in                      Deficit During
                                                              Excess of         Share           Development
                                        Common      Shares   (Less than)    Subscriptions          Stage
                                        Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                      -----------  --------  ------------  ---------------  -------------------
Balance at Inception on
   March 10, 1989. . . . . . . . . .           -   $     -   $         -   $            -   $                -
Issue of common shares for cash
   at $.001/share. . . . . . . . . .   1,260,474     1,260          (630)               -                    -
Net loss for the year ended
   March 31, 1990. . . . . . . . . .           -         -             -                -              (17,956)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, March 31, 1990. . . . . . .   1,260,474     1,260          (630)               -              (17,956)

Issue of common shares for cash
   at $.001/share. . . . . . . . . .     315,118       315          (157)               -                    -
Net loss for the year ended
   March 31, 1991. . . . . . . . . .           -         -             -                -              (49,419)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, March 31, 1991. . . . . . .   1,575,592     1,575          (787)               -              (67,375)
Net loss for the year ended
   March 31, 1992. . . . . . . . . .           -         -             -                -              (10,990)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, March 31, 1992. . . . . . .   1,575,592     1,575          (787)               -              (78,365)

Issue of common shares for cash
   at $.277/share. . . . . . . . . .     264,176       264        36,367                -                    -
   at $.214/share. . . . . . . . . .      34,138        34         3,611                -                    -
Net loss for the year ended
   March 31, 1993. . . . . . . . . .           -         -             -                -              (38,426)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, March 31, 1993. . . . . . .   1,873,906     1,873        39,191                -             (116,791)

Issue of common shares for services
   at nominal value. . . . . . . . .     184,346       184          (184)               -                    -

Issue of common shares for cash
   at $.001/share. . . . . . . . . .     600,000       600          (300)               -                    -
   at $.109/share. . . . . . . . . .       6,680         7           357                -                    -
   at $.154/share. . . . . . . . . .      47,268        47         3,596                -                    -
   at $.280/share. . . . . . . . . .      38,802        39         5,380                -                    -
   at $.330/share. . . . . . . . . .      46,322        46         7,601                -                    -
   at $.463/share. . . . . . . . . .     174,890       175        40,243                -                    -
   at $.694/share. . . . . . . . . .      31,512        32        10,891                -                    -
   at $.925/share. . . . . . . . . .      15,756        16         7,266                -                    -
Net loss for the year ended
   March 31, 1994. . . . . . . . . .           -         -             -                -              (36,272)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, March 31, 1994. . . . . . .   3,019,482   $ 3,019   $   114,041   $            -   $         (153,063)

                                                PRIME AIR, INC.
                                         ( A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                         (  all figures in US dollars )

                                                                                                Accumulated
                                                              Capital in                      Deficit During
                                                              Excess of         Share           Development
                                        Common      Shares   (Less than)    Subscriptions          Stage
                                        Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                      -----------  --------  ------------  ---------------  -------------------
Balance Forward. . . . . . . . . . .   3,019,482   $ 3,019   $   114,041   $            -   $         (153,063)

Issue of common shares for services
   at nominal value. . . . . . . . .   1,874,956     1,875        (1,875)               -                    -

Issue of common shares for cash
   at $.374/share. . . . . . . . . .     497,384       498        92,448                -                    -
   at $.463/share. . . . . . . . . .     608,178       608       139,982                -                    -
Net loss for the year ended
   June 28, 1994 . . . . . . . . . .           -         -             -                -              (40,947)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, June 28, 1994 . . . . . . .   6,000,000     6,000       344,596                -             (194,010)

Share subscription at $.367/share. .           -         -        (7,313)             (20)                   -

Net loss for the year ended
   December 31, 1994 . . . . . . . .           -         -             -                -             (135,530)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, December 31, 1994 . . . . .   6,000,000     6,000       337,283              (20)            (329,540)

Issue of common shares for cash
   and/or services at an average
   of $.234/share. . . . . . . . . .   1,125,100     1,125       130,630                -                    -

Net loss for the year ended
   December 31, 1995 . . . . . . . .           -         -             -                -              (71,266)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, December 31, 1995 . . . . .   7,125,100     7,125       467,913              (20)            (400,806)

Issue of common shares for cash
   at $.50/share . . . . . . . . . .   3,021,116     3,021       752,259                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .   2,967,346     2,967       145,400                -                    -

Net loss for the year ended
   December 31, 1996 . . . . . . . .           -         -             -                -             (385,300)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, December 31, 1996 . . . . .  13,113,562   $13,113   $ 1,365,572   $          (20)  $         (786,105)
                                      -----------  --------  ------------  ---------------  -------------------

                                                PRIME AIR, INC.
                                         ( A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                         (  all figures in US dollars )

                                                                                                Accumulated
                                                              Capital in                      Deficit During
                                                              Excess of         Share           Development
                                        Common      Shares   (Less than)    Subscriptions          Stage
                                        Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                      -----------  --------  ------------  ---------------  -------------------
Balance Forward. . . . . . . . . . .  13,113,562   $13,113   $ 1,365,572   $          (20)  $         (786,105)

Issue of common shares for services
   at fair value . . . . . . . . . .     656,000       656        32,472                -                    -

Issue of common shares for
   debt settlements:
   at $.500/share. . . . . . . . . .     248,504       249        61,876                -                    -
   at $.504/share. . . . . . . . . .      72,760        73        18,266                -                    -
   at $.530/share. . . . . . . . . .     189,600       189        50,098                -                    -

Net loss for the year ended
   December 31, 1997 . . . . . . . .           -         -             -                -             (222,169)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, December 31, 1997 . . . . .  14,280,426    14,280     1,529,284              (20)          (1,008,274)
                                      -----------  --------  ------------  ---------------  -------------------

Issue of common shares for
   debt settlements:
   at $.3935/share . . . . . . . . .      20,000        20         3,853                -                    -
   at $.4006/share . . . . . . . . .      36,430        37         7,260                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .   3,327,454     3.327       163,046                -                    -
                                      -----------  --------  ------------  ---------------  -------------------
Balance, May 17, 1998. . . . . . . .  17,664,310    17,664     1,702,115              (20)          (1,008,274)

Issue of common shares for
   debt settlements:
   at $.25/share . . . . . . . . . .      64,800        65        16,135                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .     290,000       290        14,210                -                    -

Transfer Agent adjustment. . . . . .      (6,000)       (6)            -                -                    -

Write off of uncollectable share
   subscription receivable . . . . .           -         -         7,313               20                    -

Net loss for the year ended
   December 31, 1998 . . . . . . . .           -         -             -                -             (330,188)
                                      -----------  --------  ------------  ---------------  -------------------

Balance, December 31, 1998 . . . . .  18,013,110   $18,013   $ 1,739,773   $            -   $       (1,338,462)
                                      -----------  --------  ------------  ---------------  -------------------

                                                PRIME AIR, INC.
                                         ( A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                         (  all figures in US dollars )

                                                                                                Accumulated
                                                              Capital in                      Deficit During
                                                              Excess of         Share           Development
                                        Common      Shares   (Less than)    Subscriptions          Stage
                                        Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                      -----------  --------  ------------  ---------------  -------------------
Balance Forward. . . . . . . . . . .  18,013,110   $18,013   $ 1,739,773   $            -   $       (1,338,462)

Issue of common shares for
   debt settlements:
   at $.20/share . . . . . . . . . .     201,250       202        40,048                -                    -
   at $.25/share . . . . . . . . . .     423,200       423       105,377                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .   1,010,000     1,010        49,490                -                    -

Net loss for the year ended
   December 31, 1999 . . . . . . . .           -         -             -                -             (326,607)
Balance, December 31, 1999 . . . . .  19,647,560    19,648     1,934,688                -           (1,665,069)
                                      -----------  --------  ------------  ---------------  -------------------

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     500,000       500        39,500                -                    -

Issue of common shares for
   debt settlements:
   at $.08/share . . . . . . . . . .       4,100         4           324                -                    -
   at $.10/share . . . . . . . . . .     871,006       871        86,230                -                    -

Net loss for the year ended
   December 31, 2000 . . . . . . . .           -         -             -                -             (116,336)
                                      -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 2000 . . . . .  21,022,666    21,023     2,062,742                -           (1,781,405)

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     300,000       300        23,700                -                    -

Issue of common shares for
   debt settlement
   at $.08/share (Note 7). . . . . .     250,000       250        19,750                -                    -

Issue of common shares for services
   at fair value (Note 7). . . . . .     400,000       400        19,600                -                    -

Transfer Agent adjustment. . . . . .       6,000         6             -                -                    -

Net loss for the year ended
   December 31, 2001 . . . . . . . .           -         -             -                -              (81,595)
                                      -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 2001 . . . . .  21,978,666   $21,979   $ 2,123,792   $            -   $       (1,863,000)
                                      ===========  ========  ============  ===============  ===================

                                                PRIME AIR, INC.
                                         ( A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                         (  all figures in US dollars )

                                                                                                Accumulated
                                                              Capital in                      Deficit During
                                                              Excess of         Share           Development
                                        Common      Shares   (Less than)    Subscriptions          Stage
                                        Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                      -----------  --------  ------------  ---------------  -------------------
Balance Forward. . . . . . . . . . .  21,978,666   $21,979   $ 2,123,792   $            -   $       (1,863,000)

Issue of common shares for . . . . .     920,000       920        20,000                -                    -
   services at fair value

Net loss for the three months ended
   March 31, 2002. . . . . . . . . .           -         -             -                -               (5,473)
                                      -----------  --------  ------------  ---------------  -------------------
Balance, March 31, 2002. . . . . . .  22,898,666   $22,899   $ 2,143,792   $            -   $       (1,868,473)
                                      ===========  ========  ============  ===============  ===================


   PRIME  AIR,  INC.
       (A  Development  Stage  Company)
 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
      (all  figures  in  US  dollars)

                                                             Three months    Three months    From Inception
                                                                ended           ended        March 10, 1989
                                                               March 31        March 31       To March 31
                                                                 2002            2001             2002
                                                            --------------  --------------  ----------------
                                                              (Unaudited)     (Unaudited)     (Unaudited)
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:


OPERATING
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $      (5,473)  $      (4,224)  $    (1,868,473)
  Non-cash charge - amortization . . . . . . . . . . . . .          3,087           4,868           127,231
                                                            --------------  --------------  ----------------
                                                                   (2,386)            644        (1,741,242)

  Change in non-cash working capital
      balances relating to operations. . . . . . . . . . .            203         (10,392)           (2,495)
                                                            --------------  --------------  ----------------
                                                                   (2,183)         (9,748)       (1,743,737)
                                                            --------------  --------------  ----------------

FINANCING
  Notes and advances payable . . . . . . . . . . . . . . .        (20,149)         (9,833)          225,145

  Issue of capital stock . . . . . . . . . . . . . . . . .         20,920               -         2,166,691
                                                            --------------  --------------  ----------------

                                                                      771           9,833         2,391,836
                                                            --------------  --------------  ----------------

INVESTING
  (Cost) Recovery of terminal facility construction costs.              -               -          (647,422)
                                                            --------------  --------------  ----------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . . . . . . .         (1,412)             85               677

CASH, BEGINNING OF YEAR. . . . . . . . . . . . . . . . . .          2,089           2,605                 -
                                                            --------------  --------------  ----------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . .  $         677   $       2,690   $           677
                                                            ==============  ==============  ================

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

These consolidated financial statements have been prepared on a "going concern"basis which assumes the Company will be able to realize its assets, obtain financing as required and discharge its liabilities and commitments in the normal course of business.

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

Capital  Assets
---------------

Air  Terminal  Construction  Costs:  Expenditures  relating  directly  to  the
----------------------------------
construction of the air terminal facility and related engineering and design have been recorded in the accounts of the Company at cost, net of amortization which is provided on a straight-line basis over the 30-year term of the property lease.

Furniture  and  Equipment:  Furniture  and  equipment  is stated at cost, net of
-------------------------
amortization which is provided for at the rate of 20% per annum on the declining balance basis.

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001


4.    CAPITAL  ASSETS

Capital assets consist of the following at March 31, 2002 and 2001 and December 31, 2001:
                                                      March  31,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 123,302      $  518,670

     Furniture  and  equipment                 5,154       3,633           1,521
                                          --------------------------------------
                                          $  647,126   $ 126,935      $  520,191
                                          ======================================

                                                      March  31,  2001
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 106,303      $  535,669

     Furniture  and  equipment                 5,154       3,260           1,894
                                          --------------------------------------
                                          $  647,126   $ 109,563      $  537,563
                                          ======================================

                                                    December  31,  2001
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  120,267     $  521,705

     Furniture  and  equipment                 5,154        3,581          1,573
                                          --------------------------------------
                                          $  647,126   $  123,848     $ 523,278
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


                                     PRIME AIR, INC.
                              (A Development Stage Company)
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002 and 2001
6.  CAPITAL  STOCK
    Authorized:
       150,000,000  common  shares  with  a  stated  par  value  of  $.001/share
         5,000,000  preferred  cumulative  convertible shares with a stated par value of
           $.001/share
                                                       Number  of  Shares  Consideration
                                                       ------------------  -------------
Common Shares Issued:
       To August 31, 1993
              - for cash. . . . . . . . . . . . . .              600,000   $        300
        Prime Air Inc. share exchange
              - June 28, 1994 . . . . . . . . . . .            5,400,000        350,296
        Share subscription. . . . . . . . . . . . .                              (7,313)
        During year ended December 31, 1995
              - for cash. . . . . . . . . . . . . .            1,125,100        131,755
                                                       ------------------  -------------
        Balance at December 31, 1995. . . . . . . .            7,125,100        475,038
                                                       ------------------  -------------

        During year ended December 31, 1996
              - for cash. . . . . . . . . . . . . .            3,021,116        755,280
              - for consulting and related services            2,967,346        148,367
                                                       ------------------  -------------
                                                               5,988,462        903,647
                                                       ------------------  -------------
        Balance, December 31, 1996. . . . . . . . .           13,113,562      1,378,685
                                                       ------------------  -------------

        During the year ended December 31, 1997
              - shares-for-debt settlements . . . .              510,864        130,751
              - consulting and related services . .              656,000         32,800
                                                       ------------------  -------------
                                                               1,166,864        163,551
                                                       ------------------  -------------
        Balance, December 31, 1997. . . . . . . . .           14,280,426      1,542,236
                                                       ------------------  -------------

        During the year ended December 31, 1998
              - shares-for-debt settlements . . . .               93,015         27,370
              - consulting and related services . .            3,617,454        180,873
              - transfer agent correction . . . . .               (6,000)            (6)
              - write off of uncollectible share. .                               7,313
                                                       ------------------  -------------
                                                               3,732,684        215,550
                                                       ------------------  -------------
        Balance, December 31, 1998. . . . . . . . .           18,013,110      1,757,786
                                                       ------------------  -------------

        During the year ended December 31, 1999
              - shares-for-debt settlements . . . .              624,450        146,050
              - consulting and related services . .            1,010,000         50,500
                                                       ------------------  -------------
                                                               1,634,450        196,550
                                                       ------------------  -------------
        Balance, December 31, 1999. . . . . . . . .           19,647,560      1,954,336
                                                       ------------------  -------------

        During the year ended December 31, 2000
              - for-cash. . . . . . . . . . . . . .              500,000         40,000
              - shares-for-debt settlements . . . .              875,106         87,429
                                                       ------------------  -------------
                                                               1,375,106        127,429
                                                       ------------------  -------------
        Balance, December 31, 2000. . . . . . . . .           21,022,666     $2,081,765
                                                       ------------------  -------------

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

6.    CAPITAL  STOCK  (CONTINUED)


                                                       Number  of  Shares  Consideration
                                                       ------------------  -------------
         Balance, December 31, 2000 . . . . . .               21,022,666  $   2,081,765
                                                       ------------------  -------------

         During year ended December 31, 2001
              - for cash. . . . . . . . . . . . . .              300,000         24,000
              - shares-for-debt settlements . . . .              250,000         20,000
              - consulting and related services . .              400,000         20,000
              - Transfer Agent correction . . . . .                6,000              6
                                                       ------------------  -------------
                                                                 956,000         64,406
                                                       ------------------  -------------
         Balance, December 31, 2001 . . . . . . . .           21,978,666      2,145,771
                                                       ------------------  -------------

              - consulting and related services                  920,000         20,920
         Balance, March 31, 2002. . . . . . . . . .           22,898,666  $   2,166,691
                                                       ==================  ==============

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

On January 28, 2002, the Board of Directors authorized the issuance of 800,000 "restricted" common shares to directors and officers of the Company in recognition of services provided thereto to December 31, 2001, and 120,000 "restricted" common shares in settlement of debts for services. These shares were issued from Treasury on February 13, 2002. The attributed value of these shares is $20,920.

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

PART  III


ITEM  8.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Reports  on  Form  8-K.

     None

(B)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

    EXHIBIT    DESCRIPTION OF
    NUMBER     DOCUMENT
    -------    -----------------------------------------------------

*1             Power  of  Attorney  (included  on  signature  page).

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

                                                  By:  /s/  Blaine  Haug
                                                       -----------------
                                                       Blaine  Haug
                                                       Chairman of the Board and
                                                       Chief  Executive  Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Blaine Haug and Wayne Koch, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Quarterly Report on Form 10-QSB/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

     SIGNATURE(S)                     TITLE(S)                         DATE
     ------------                     --------                         ----
     /s/  Blaine  Haug          Chairman of the Board and       October 20, 2003
     -----------------          Chief  Executive  Officer
     Blaine  Haug

    /s/ Wayne Koch             Treasurer                        October 20, 2003
     --------------
     Wayne  Koch