Form 10QSB/A
period 2002-06-30
PRIME AIR INC
filed 2003-11-05
CIK 1004973

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

                                 AMENDMENT NO. 1

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB/A for the quarterly period ended June 30, 2002 is being filed to include information pursuant to recommendations for supplemental information and comments requested by the United States Securities And Exchange Commission dated June 30, 2002.

In general terms, the United States Securities And Exchange Commission request for supplemental information or clarification with respect to Form 10-KSB to December 31, 2001 and Form 10-QSB for the quarter ended March 31, 2002. A response was completed and filed responding to all items, this "Amendment" to the Form 10-QSB for the June 30, 2002 quarter end responds to the financial treatment of most notably, three items as follows:

     i) (item 41) "Restate the periods prior to May 19, 1998 to reflect the 2 for 1 stock split. Also, restate the information in Note 6. Capital Stock in this regard."

     ii)  (item  31) "We note (in the Statement of Stockholders' Equity and Note
          7) that Common shares issued as consideration for the services of related parties have been recorded at nominal amounts. It appears that some of the shares may have been issued in a later period than when the services were performed. These services should be recorded at at their fair value in the period when the services are rendered and --------------------- the obligation accrued. The Common shares later issued in settlement of these obligations should be recorded based on that fair value."

     iii) (item 34) "Please provide a column showing information for the period from inception through the December 31, 2001 (June 30, 2002). Refer to paragraph 11(b) of SFAS 7. Label this column as "Unaudited".

                                      (iii)

TABLE  OF  CONTENTS
-------------------

                                PRIME AIR, INC.
                               INDEX
                                                                             PAGE NO.
                  AMENDMENT                                                     II
ITEM 1            Description                                                    4
                  General                                                        4
ITEM 2            Description of Property                                        6
ITEM 3            Legal Proceedings                                              7
ITEM 4            Submission of Matters to a Vote of Security Holders            7

                                    PART II
ITEM 5            Market for Common Equity and Related Stockholder Matters       7
ITEM 6            Management's Discussion and Analysis or Plan of Operation      8
ITEM 7            Financial Statements                                       11-23

                                    PART III
ITEM 8            Exhibits and Reports on Form 8-K                              24
                  Signatures                                                    25

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in this Amended Quarterly Report, and with the audited financial statements and notes thereto included in the Annual Report on form 10-KSB/A for the year ended December 31, 2001 and 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission for the fiscal years as stated. above.

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

EMPLOYEES

The Company, including Prime Air BC, had one employee as of June 30, 2002, consisting of Mr. Haug, who was employed part-time.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended June 30, 2002.

     PART  I  I

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (22,898,666 shares) computed by using the closing sale price on April 9, 2002, was $1,839,892, however, trading through market makers and through other electronic means has ceased pending reinstatement of approval to market maker representation, therefore no value can be stated as it would apply to normal trading activities until reinstatement occurs.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2002, there were 22,898,666 shares of the Registrant's Common Stock outstanding.

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

The results of the operations for the quarter ended June 30, 2002 show costs at approximately 35% less than the same period of the previous year, however, because of the "development stage" nature of the company, those figures may be representative of the continuing nature of the Company on a current basis, but not representative of the company if it is successful at securing funding for the Whistler, British Columbia component of its intended operation.

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

THE PAST YEAR/QUARTER. Due to the Company's negative working capital, the year 2001 and the current operating quarter remain difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow.

RESULTS  OF  OPERATIONS

The  Company  has  not  yet  initiated  air  operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  June  30,  2002,  the Company's negative working capital was ($227,613).

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


                                          PRIME  AIR,  INC.
                                (A  DEVELOPMENT  STAGE  COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
                                   (all figures in US dollars)

                                                          June 30       June 30      December 31
                                                            2002          2001          2001
                                                        (Unaudited)   (Unaudited)    (Audited)
                                                        ------------  ------------  -------------
                                           ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . .  $     1,053   $       310   $      2,089
  Prepaid expenses . . . . . . . . . . . . . . . . . .          236             -          1,550
  Goods and Services Tax recoverable . . . . . . . . .        1,216         1,534          1,148
                                                        ------------  ------------  -------------
                                                              2,505         1,844          4,787

Capital Assets (Note 4). . . . . . . . . . . . . . . .      517,104       532,648        523,278
                                                        ------------  ------------  -------------

                                                        $   519,609   $   534,492   $    528,065
                                                        ============  ============  =============

                                        LIABILITIES
Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . .  $   198,129   $   211,135   $    230,305
  Notes and advances payable  (Note 5) . . . . . . . .       31,989        25,115         14,989
                                                        ------------  ------------  -------------
                                                            230,118       236,250        245,294
                                                        ------------  ------------  -------------

                                    SHAREHOLDERS' EQUITY
Capital Stock  (Note 6)
  Authorized:
    50,000,000 common shares with a
        stated par value of $.001/share
      3,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
    22,898,666 common shares (2001: 21,022,666). . . .       22,899        21,023         21,979

  Capital in excess of par value . . . . . . . . . . .    2,157,992     2,162,334      2,123,792
                                                        ------------  ------------  -------------
                                                          2,180,891     2,183,357      2,145,771
Accumulated Deficit During
  Development Stage. . . . . . . . . . . . . . . . . .   (1,891,400)   (1,885,115)    (1,863,000)
                                                        ------------  ------------  -------------
                                                            289,491       298,242        282,771
                                                        ------------  ------------  -------------

                                                        $   519,609   $   534,492   $    528,065
                                                        ============  ============  =============

Approved  on  Behalf  of  the  Board:

"Blaine  Haug"  Director
--------------
"Wayne  Koch"    Director
--------------

                         See Accompanying Notes To Financial Statements


PRIME  AIR,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(all  figures  in  US  dollars)



                                                      -                -                -                -         From Inception
                                                Three Months      Six Months      Three Months      Six Months     March 10, 1989
                                                Ended June 30    Ended June 30    Ended June 30    Ended June 30     To June 30
                                                    2002             2002             2001             2001             2002
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                               ---------------  ---------------  ---------------  ---------------  ---------------
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . .                                                                      $      114,720
  Audit and accounting. . . . . . . . . . . .  $        1,937   $        1,937                -                -          108,495
  Advertising . . . . . . . . . . . . . . . .               -                -                -                -           18,083
  Amortization. . . . . . . . . . . . . . . .           3,087            6,174            4,916            9,784          136,492
  Association membership fees . . . . . . . .               -                -                -                -            5,768
  Automotive. . . . . . . . . . . . . . . . .                                                                              19,164
  Bad debts . . . . . . . . . . . . . . . . .                                                                               1,933
  Commissions and finders' fees . . . . . . .               -                -                -                -           22,311
  Consulting. . . . . . . . . . . . . . . . .               -              920                -                -          651,069
  Insurance . . . . . . . . . . . . . . . . .           1,125            1,350              722            1,437           31,575
  Interest and service charges. . . . . . . .              67              143               39               97           15,494
  Legal costs . . . . . . . . . . . . . . . .               -                -            6,046            6,411          181,941
  Management remuneration . . . . . . . . . .                                                                              77,287
  Office and general. . . . . . . . . . . . .               -                -            1,322            1,652          165,009
  Repairs and maintenance . . . . . . . . . .               -               93                -               68           10,448
  Rent and property taxes - airport facility.               -                -                -                -           60,799
  Telephone and utilities . . . . . . . . . .           2,041            1,955            1,078            1,516           91,950
  Transfer agent, listing and filing fees . .           1,480            2,636              987            3,279           62,766
  Travel, promotion and entertainment . . . .               -                -                -                -          108,223
                                               ---------------  ---------------  ---------------  ---------------  ---------------
                                                        9,737           15,208           15,110           24,244        1,883,527
                                               ---------------  ---------------  ---------------  ---------------  ---------------

  Loss (gain) on foreign exchange conversion.          (1,010)          (1,008)           2,781           (2,129)           1,720
  Interest income . . . . . . . . . . . . . .                                                                               6,153
                                               ---------------  ---------------  ---------------  ---------------  ---------------
                                                       (1,010)          (1,008)           2,781           (2,129)           7,873
                                               ---------------  ---------------  ---------------  ---------------  ---------------

Net Loss For The Period . . . . . . . . . . .  $        8,727   $       14,200   $       17,891   $       22,115   $    1,891,400
                                               ===============  ===============  ===============  ===============  ===============


Net Loss Per Common Share . . . . . . . . . .         (0.0004)         (0.0006)         (0.0009)         (0.0011)         (0.0870)
                                               ===============  ===============  ===============  ===============  ===============


Weighted Average Common Shares Outstanding. .      22,898,666       22,898,666       21,022,666       21,022,666       21,586,358
                                               ===============  ===============  ===============  ===============  ===============

                 See Accompanying Notes To Financial Statements

                                                    PRIME AIR, INC.
                                             ( A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                         Accumulated
                                                                      Capital in                       Deficit During
                                                                       Excess of        Share            Development
                                            Common  Shares            (Less than)    Subscriptions          Stage
                                        Shares          Amount         Par Value       Receivable     (Unaudited-Note 1)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance at Inception on
   March 10, 1989. . . . . . . . . .           -   $             -   $          -   $            -   $                -
Issue of common shares for cash
   at $.001/share. . . . . . . . . .   1,260,474             1,260           (630)               -                    -
Net loss for the year ended
   March 31, 1990. . . . . . . . . .           -                 -              -                -              (17,956)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, March 31, 1990. . . . . . .   1,260,474             1,260           (630)               -              (17,956)

Issue of common shares for cash
   at $.001/share. . . . . . . . . .     315,118               315           (157)               -                    -
Net loss for the year ended
   March 31, 1991. . . . . . . . . .           -                 -              -                -              (49,419)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, March 31, 1991. . . . . . .   1,575,592             1,575           (787)               -              (67,375)
Net loss for the year ended
   March 31, 1992. . . . . . . . . .           -                 -              -                -              (10,990)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, March 31, 1992. . . . . . .   1,575,592             1,575           (787)               -              (78,365)
Issue of common shares for cash
   at $.277/share. . . . . . . . . .     264,176               264         36,367                -                    -
   at $.214/share. . . . . . . . . .      34,138                34          3,611                -                    -
Net loss for the year ended
   March 31, 1993. . . . . . . . . .           -                 -              -                -              (38,426)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, March 31, 1993. . . . . . .   1,873,906             1,873         39,191                -             (116,791)

Issue of common shares for services
   at nominal value. . . . . . . . .     184,346               184           (184)               -                    -

Issue of common shares for cash
   at $.001/share. . . . . . . . . .     600,000               600           (300)               -                    -
   at $.109/share. . . . . . . . . .       6,680                 7            357                -                    -
   at $.154/share. . . . . . . . . .      47,268                47          3,596                -                    -
   at $.280/share. . . . . . . . . .      38,802                39          5,380                -                    -
   at $.330/share. . . . . . . . . .      46,322                46          7,601                -                    -
   at $.463/share. . . . . . . . . .     174,890               175         40,243                -                    -
   at $.694/share. . . . . . . . . .      31,512                32         10,891                -                    -
   at $.925/share. . . . . . . . . .      15,756                16          7,266                -                    -
Net loss for the year ended
   March 31, 1994. . . . . . . . . .           -                 -              -                -              (36,272)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance, March 31, 1994. . . . . . .   3,019,482   $         3,019   $    114,041   $            -   $         (153,063)
                                      -----------  ----------------  -------------  ---------------  -------------------

                 See Accompanying Notes To Financial Statements

                                                    PRIME AIR, INC.
                                             ( A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                         Accumulated
                                                                      Capital in                       Deficit During
                                                                       Excess of        Share            Development
                                            Common  Shares            (Less than)    Subscriptions          Stage
                                        Shares          Amount         Par Value       Receivable     (Unaudited-Note 1)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance Forward. . . . . . . . . . .   3,019,482   $         3,019   $    114,041   $            -   $         (153,063)

Issue of common shares for services
   at nominal value. . . . . . . . .   1,874,956             1,875         (1,875)               -                    -

Issue of common shares for cash
   at $.374/share. . . . . . . . . .     497,384               498         92,448                -                    -
   at $.463/share. . . . . . . . . .     608,178               608        139,982                -                    -
Net loss for the year ended
   June 28, 1994 . . . . . . . . . .           -                 -              -                -              (40,947)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, June 28, 1994 . . . . . . .   6,000,000             6,000        344,596                -             (194,010)

Share subscription at $.367/share. .           -                 -         (7,313)             (20)                   -

Net loss for the year ended
   December 31, 1994 . . . . . . . .           -                 -              -                -             (135,530)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, December 31, 1994 . . . . .   6,000,000             6,000        337,283              (20)            (329,540)

Issue of common shares for cash
   and/or services at an average
   of $.234/share. . . . . . . . . .   1,125,100             1,125        130,630                -                    -

Net loss for the year ended
   December 31, 1995 . . . . . . . .           -                 -              -                -              (71,266)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, December 31, 1995 . . . . .   7,125,100             7,125        467,913              (20)            (400,806)

Issue of common shares for cash
   at $.50/share . . . . . . . . . .   3,021,116             3,021        752,259                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .   2,967,346             2,967        145,400                -                    -

Net loss for the year ended
   December 31, 1996 . . . . . . . .           -                 -              -                -             (385,300)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, December 31, 1996 . . . . .  13,113,562   $        13,113   $  1,365,572   $          (20)  $         (786,105)
                                      -----------  ----------------  -------------  ---------------  -------------------

                 See Accompanying Notes To Financial Statements

                                                    PRIME AIR, INC.
                                             ( A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                         Accumulated
                                                                      Capital in                       Deficit During
                                                                       Excess of        Share            Development
                                            Common  Shares            (Less than)    Subscriptions          Stage
                                        Shares          Amount         Par Value       Receivable     (Unaudited-Note 1)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance Forward. . . . . . . . . . .  13,113,562   $        13,113   $  1,365,572   $          (20)  $         (786,105)

Issue of common shares for services
   at fair value . . . . . . . . . .     656,000               656         32,472                -                    -

Issue of common shares for
   debt settlements:
   at $.500/share. . . . . . . . . .     248,504               249         61,876                -                    -
   at $.504/share. . . . . . . . . .      72,760                73         18,266                -                    -
   at $.530/share. . . . . . . . . .     189,600               189         50,098                -                    -

Net loss for the year ended
   December 31, 1997 . . . . . . . .           -                 -              -                -             (222,169)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, December 31, 1997 . . . . .  14,280,426            14,280      1,529,284              (20)          (1,008,274)
                                      -----------  ----------------  -------------  ---------------  -------------------

Issue of common shares for
   debt settlements:
   at $.3935/share . . . . . . . . .      20,000                20          3,853                -                    -
   at $.4006/share . . . . . . . . .      36,430                37          7,260                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .   3,327,454             3.327        163,046                -                    -
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, May 17, 1998. . . . . . . .  17,664,310            17,664      1,702,115              (20)          (1,008,274)

Issue of common shares for
   debt settlements:
   at $.25/share . . . . . . . . . .      64,800                65         16,135                -                    -
Issue of common shares for services
   at fair value . . . . . . . . . .     290,000               290         14,210                -                    -

Transfer Agent adjustment. . . . . .      (6,000)               (6)             -                -                    -

Write off of uncollectable share
   subscription receivable . . . . .           -                 -          7,313               20                    -

Net loss for the year ended
   December 31, 1998 . . . . . . . .           -                 -              -                -             (330,188)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, December 31, 1998 . . . . .  18,013,110   $        18,013   $  1,739,773   $            -   $       (1,338,462)
                                      -----------  ----------------  -------------  ---------------  -------------------

                 See Accompanying Notes To Financial Statements

                                                    PRIME AIR, INC.
                                             ( A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                         Accumulated
                                                                      Capital in                       Deficit During
                                                                       Excess of        Share            Development
                                            Common  Shares            (Less than)    Subscriptions          Stage
                                        Shares          Amount         Par Value       Receivable     (Unaudited-Note 1)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance Forward. . . . . . . . . . .  18,013,110   $        18,013   $  1,739,773   $            -   $       (1,338,462)
Issue of common shares for
   debt settlements:
   at $.20/share . . . . . . . . . .     201,250               202         40,048                -                    -
   at $.25/share . . . . . . . . . .     423,200               423        105,377                -                    -
Issue of common shares for services
   at fair value . . . . . . . . . .   1,010,000             1,010         49,490                -                    -
Net loss for the year ended
   December 31, 1999 . . . . . . . .           -                 -              -                -             (326,607)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, December 31, 1999 . . . . .  19,647,560            19,648      1,934,688                -           (1,665,069)

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     500,000               500         39,500                -                    -
Issue of common shares for
   debt settlements:
   at $.08/share . . . . . . . . . .       4,100                 4            324                -                    -
   at $.10/share . . . . . . . . . .     871,006               871         86,230                -                    -
Net loss for the year ended
   December 31, 2000 . . . . . . . .           -                 -              -                -             (116,336)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, December 31, 2000 . . . . .  21,022,666            21,023      2,062,742                -           (1,781,405)

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     300,000               300         23,700                -                    -
Issue of common shares for
   debt settlement
   at $.08/share (Note 7). . . . . .     250,000               250         19,750                -                    -
Issue of common shares for services
   at fair value (Note 7). . . . . .     400,000               400         19,600                -                    -
Transfer Agent adjustment. . . . . .       6,000                 6              -                -                    -

Net loss for the year ended
   December 31, 2001 . . . . . . . .           -                 -              -                -              (81,595)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, December 31, 2001 . . . . .  21,978,666   $        21,979   $  2,123,792   $            -   $       (1,877,200)

Issue of common shares for . . . . .     920,000               920         20,000                -                    -
   services at fair value

Net loss for the six months  ended
   June 30, 2002 . . . . . . . . . .           -                 -              -                -              (14,200)
                                      -----------  ----------------  -------------  ---------------  -------------------

Balance, June 30, 2002 . . . . . . .  22,898,666   $        22,899   $  2,143,792   $            -   $       (1,891,400)
                                      ===========  ================  =============  ===============  ===================

                 See Accompanying Notes To Financial Statements

                                                       PRIME AIR, INC.
                                                (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (all figures in US dollars)


                                                                                                             From Inception
                                                                                                             March 10, 1989
                                         Three Months      Six Months      Three Months      Six Months            to
                                         Ended June 30    Ended June 30    Ended June 30    Ended June 30       June 30
                                             2002             2002             2001             2001              2002
                                         (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                        ---------------  ---------------  ---------------  ---------------  ---------------


NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss . . . . . . . . . . . . . .  $       (8,727)  $      (14,200)  $      (17,891)  $      (22,115)  $    (1,891,400)
  Non-cash charge - amortization . . .           3,087            6,174            4,916            9,784           130,318
                                        ---------------  ---------------  ---------------  ---------------  ---------------
                                                (5,640)          (8,026)         (12,975)         (12,331)       (1,761,082)


  Change in non-cash working capital
      balances relating to operations.           1,043            1,246              609           (9,783)           (1,452)
                                        ---------------  ---------------  ---------------  ---------------  ---------------
                                                (4,597)          (6,780)         (12,366)         (22,114)       (1,762,534)
                                        ---------------  ---------------  ---------------  ---------------  ---------------


FINANCING
  Notes and advances payable . . . . .           4,973          (15,176)           9,986           19,819           230,118

  Issue of capital stock . . . . . . .                           20,920                -                -         2,180,891
                                        ---------------  ---------------  ---------------  ---------------  ---------------
                                                 4,973            5,744            9,986           19,819         2,411,009
                                        ---------------  ---------------  ---------------  ---------------  ---------------

INVESTING
  Capital assets . . . . . . . . . . .                                                                            (647,422)
                                        ---------------  ---------------  ---------------  ---------------  ---------------

NET CASH INFLOW (OUTFLOW). . . . . . .             376           (1,036)          (2,380)          (2,295)            1,053

CASH, BEGINNING OF YEAR. . . . . . . .             677            2,089            2,690            2,605                 0
                                        ---------------  ---------------  ---------------  ---------------  ---------------

CASH, END OF PERIOD. . . . . . . . . .  $        1,053   $        1,053   $          310   $          310   $         1,053
                                        ===============  ===============  ===============  ===============  ===============

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001


4.    CAPITAL  ASSETS

Capital assets consist of the following at June 30, 2002 and 2001 and December 31, 2001:

                                                      June  30,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 126,337      $  518,522

     Furniture  and  equipment                 5,154       3,685           1,418
                                          --------------------------------------
                                          $  647,126   $ 130,022      $  517,104
                                          ======================================

                                                      June  30,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 111,218      $  530,754

     Furniture  and  equipment                 5,154       3,260           1,894
                                          --------------------------------------
                                          $  647,126   $ 114,178      $  532,648
                                          ======================================

                                                    December  31,  2001
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  120,267     $  521,705

     Furniture  and  equipment                 5,154        3,581          1,573
                                          --------------------------------------
                                          $  647,126   $  123,848     $ 523,278
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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

6.    CAPITAL  STOCK  (CONTINUED)


                                                       Number  of  Shares  Consideration
                                                       ------------------  -------------
         Balance, December 31, 2000 . . . . . .               21,022,666  $   2,081,765
                                                       ------------------  -------------

         During year ended December 31, 2001
              - for cash. . . . . . . . . . . . . .              300,000         24,000
              - shares-for-debt settlements . . . .              250,000         20,000
              - consulting and related services . .              400,000         20,000
              - Transfer Agent correction . . . . .                6,000              6
                                                       ------------------  -------------
                                                                 956,000         64,406
                                                       ------------------  -------------
         Balance, December 31, 2001 . . . . . . . .           21,978,666      2,145,771
                                                       ------------------  -------------

         During  six  months  ended  June  30,  2002
              - consulting and related services                  920,000         20,920
         Balance, June  30, 2002. . . . . . . . . .           22,898,666  $   2,180,891
                                                       ==================  ==============

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

On January 28, 2002, the Board of Directors authorized the issuance of 800,000 "restricted" common shares to directors and officers of the Company in recognition of services provided thereto to December 31, 2001, and 120,000 "restricted" common shares in settlement of debts for services. These shares were issued from Treasury on February 13, 2002. The fair value of these shares is $35,120. Due to the restricted nature of these shares, the "fair market value" cannot be determined or reasonably estimated.

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

                                    PART III


ITEM  8.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Reports  on  Form  8-K.

     None

(B)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

    EXHIBIT    DESCRIPTION OF
    NUMBER     DOCUMENT
    -------    --------

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