Form 10QSB/A
period 2002-09-30
PRIME AIR INC
filed 2003-11-05
CIK 1004973

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

                                 AMENDMENT NO. 1

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2002 is being filed to include information pursuant to recommendations for supplemental information and comments requested by the United States Securities And Exchange Commission by letter dated June 30, 2002.

In general terms, the United States Securities And Exchange Commission request for supplemental information or clarification spoke to the prior reporting periods of December 31, 2001 and March 31, 2002. Those recommendations have been included in the enclosed responding to all items. This "Amendment" to the Form 10-QSB responds to the financial treatment of most notably, three items as follows:

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

     iii) (item 34) "Please provide a column showing information for the period from inception through the December 31, 2001 (June 30, 2002). Refer to paragraph 11(b) of SFAS 7. Label this column as "Unaudited"."

TABLE  OF  CONTENTS
-------------------

                                PRIME AIR, INC.
                                      INDEX

                                                                             PAGE NO.
                                     PART I
                  AMENDMENT                                                     II
ITEM 1            Description
                  General                                                        4
ITEM 2            Description of Property                                        6
ITEM 3            Legal Proceedings                                              7
ITEM 4            Submission of Matters to a Vote of Security Holders            7

                                    PART II
ITEM 5            Market for Common Equity and Related Stockholder Matters       7
ITEM 6            Management's Discussion and Analysis or Plan of Operation      8
ITEM 7            Financial Statements                                       10-23

                                    PART III
ITEM  8           Exhibits and Reports on Form 8-K                              24
                  Signatures                                                    25

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended September 30, 2002.

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

During the quarter ended September 30, 2002, management continued discussions with principals in the airline industry and with interested parties at the intended destination with respect to providing air service to the Mammoth Mountain resort in the Eastern Sierra area of California. Points of origin considered are Burbank and San Jose California. The Company has identified the need for scheduled air service to this location and in particular believes the capability of the Dash 7 aircraft would be ideal in terms of safety, reliability and cost effectiveness. The Company has subsequently terminated research and discussions with respect to this purpose.

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

The financial statements of the Company have been prepared on a "going concern"basis which assumes the Company will be able to realize its assets, obtain financing as required and discharge its liabilities and commitments in the normal course of business. Other than a commitment from management to provide funds for minimal operational requirements, there is no present commitment for funds adequate to provide for operational items necessary to complete the start up of air service activities.

THE PAST YEAR. Due to the Company's negative working capital, the year 2001 and the current operating quarter remain difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow.

RESULTS  OF  OPERATIONS

The  Company  has  not  yet  initiated  air  operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2002, the Company's negative working capital was ($237,265).

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

                                          PRIME AIR, INC.
                                 (A  DEVELOPMENT  STAGE  COMPANY)
                                   CONSOLIDATED  BALANCE  SHEETS
                                  (all  figures  in  US  dollars)

                                                         September 30    September 30    December 31
                                                             2002            2001           2001
                                                         (Unaudited)     (Unaudited)      (Audited)
                                                        --------------  --------------  -------------
                                     ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . .  $       1,667   $       5,211   $      2,089
  Prepaid expenses . . . . . . . . . . . . . . . . . .          4,241           2,501          1,550
  GST recoverable. . . . . . . . . . . . . . . . . . .          1,234             630          1,148
                                                        --------------  --------------  -------------
                                                                7,142           8,342          4,787

Capital Assets (Note 4). . . . . . . . . . . . . . . .        514,017         528,298        523,278
                                                        --------------  --------------  -------------

                                                        $     521,159   $     536,640   $    528,065
                                                        ==============  ==============  =============

                                  LIABILITIES
Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . .  $     212,418   $     221,191   $    230,305
  Notes and advances payable  (Note 5) . . . . . . . .         31,989          39,017         14,989
                                                        --------------  --------------  -------------
                                                              244,407         260,208        245,294
                                                        --------------  --------------  -------------

                              SHAREHOLDERS' EQUITY
Capital Stock  (Note 6)
  Authorized:
    50,000,000 common shares with a
        stated par value of $.001/share
      3,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
    22,898,666 common shares     (2001: 21,978,666). .         22,899          21,023         21,979

  Capital in excess of par value . . . . . . . . . . .      2,143,792       2,162,333      2,123,792
                                                        --------------  --------------  -------------
                                                            2,166,691       2,183,356      2,145,771
Accumulated Deficit During
  Development Stage. . . . . . . . . . . . . . . . . .     (1,889,939)     (1,906,924)    (1,863,000)
                                                        --------------  --------------  -------------
                                                              276,752         276,432        282,771
                                                        --------------  --------------  -------------

                                                        $     521,159   $     536,640   $    528,065
                                                        ==============  ==============  =============


Approved  on  Behalf  of  the  Board:

"Blaine  Haug"   Director
--------------

"Wayne  Koch"    Director
--------------

                         See Accompanying Notes To Financial Statements


                                                      PRIME AIR, INC
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (all figures in US dollars)

                                                                                                           From Inception
                                                                                                           March 10, 1989
                                Three Months        Nine Months       Three Months        Nine Months            to
                               Ended September    Ended September    Ended September    Ended September      September
                                     30                 30                 30                 30                 30
                                    2002               2002               2001               2001               2002
                                 (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                              -----------------  -----------------  -----------------  -----------------  ----------------
Administrative And General
 Expenses
  Flight operations. . . . .                 -                  -                  -                  -   $       114,720
  Audit and accounting . . .  $            972   $          2,906                  -                  -           107,530
  Advertising. . . . . . . .                 -                  -                  -                  -            18,083
  Amortization . . . . . . .             3,087              9,261              4,449             14,233           133,405
  Association membership
fees . . . . . . . . . . . .                 -                  -                  -                  -             5,768
  Automotive . . . . . . . .                 -                  -                  -                  -            19,164
  Bad debts. . . . . . . . .                 -                  -                  -                  -             1,933
  Commissions and finders'
fees . . . . . . . . . . . .                 -                  -                  -                  -            22,311
  Consulting . . . . . . . .                 -                920                  -                  -           650,149
  Insurance. . . . . . . . .               790              2,140                (44)             1,393            31,015
  Interest and service
charges. . . . . . . . . . .                56                199                 58                155            15,407
  Legal costs. . . . . . . .                 -                  -                 34              6,445           181,941
  Management remuneration. .                 -                  -                  -                  -            77,287
  Office and general . . . .                 -                  -              8,208              9,860           165,009
  Repairs and maintenance. .                 -                 93                 (2)                66            10,355
  Rent and property taxes -
 airport  facility . . . . .             8,336              8,336              9,101              9,101            69,132
  Telephone and utilities. .              (868)             1,087              1,638              3,154            89,127
  Transfer agent, listing
and  filing fees . . . . . .               615              3,251              1,197              4,476            60,745
  Travel, promotion and
entertainment. . . . . . . .                 -                  -                  -                  -           108,223
                              -----------------  -----------------  -----------------  -----------------  ----------------
                                        12,988             28,193             24,639             48,883         1,881,304
                              -----------------  -----------------  -----------------  -----------------  ----------------
  Loss (gain) on foreign
     exchange conversion . .              (246)            (1,254)            (2,830)            (4,959)            2,482
  Interest income. . . . . .             6,153
                              -----------------  -----------------  -----------------  -----------------  ----------------
                                          (246)            (1,254)            (2,830)            (4,959)            8,635
                              -----------------  -----------------  -----------------  -----------------  ----------------

Net Loss For The Period. . .  $         12,742   $         26,939   $         21,809   $         43,924   $     1,889,939
                              =================  =================  =================  =================  ================


Net Loss Per Common Share. .           (0.0006)           (0.0012)           (0.0010)           (0.0021)          (0.0876)
                              =================  =================  =================  =================  ================

Weighted Average Common
  Shares Outstanding . . . .        22,898,666         22,898,666         21,022,666         21,022,666        21,586,358
                              =================  =================  =================  =================  ================

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

                                  See Accompanying Notes To Financial Statements

                                                     PRIME AIR, INC.
                                             ( A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                        Accumulated
                                      Capital in                                                       Deficit During
                                       Excess of                                        Share           Development
                                        Common          Shares        (Less than)    Subscriptions         Stage
                                        Shares          Amount         Par Value      Receivable     (Unaudited-Note 1)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance Forward. . . . . . . . . . .  18,013,110   $        18,013   $  1,739,773   $            -   $       (1,338,462)

Issue of common shares for
   debt settlements:
   at $.20/share . . . . . . . . . .     201,250               202         40,048                -                    -
   at $.25/share . . . . . . . . . .     423,200               423        105,377                -                    -
Issue of common shares for services
   at fair value . . . . . . . . . .   1,010,000             1,010         49,490                -                    -
Net loss for the year ended
   December 31, 1999 . . . . . . . .           -                 -              -                -             (326,607)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance, December 31, 1999 . . . . .  19,647,560            19,648      1,934,688                -           (1,665,069)

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     500,000               500         39,500                -                    -
Issue of common shares for
   debt settlements:
   at $.08/share . . . . . . . . . .       4,100                 4            324                -                    -
   at $.10/share . . . . . . . . . .     871,006               871         86,230                -                    -
Net loss for the year ended
   December 31, 2000 . . . . . . . .           -                 -              -                -             (116,336)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance, December 31, 2000 . . . . .  21,022,666            21,023      2,062,742                -           (1,781,405)

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     300,000               300         23,700                -                    -
Issue of common shares for
   debt settlement
   at $.08/share (Note 7). . . . . .     250,000               250         19,750                -                    -
Issue of common shares for services
   at fair value (Note 7). . . . . .     400,000               400         19,600                -                    -
Transfer Agent adjustment. . . . . .       6,000                 6              -                -                    -

Net loss for the year ended
   December 31, 2001 . . . . . . . .           -                 -              -                -              (81,595)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance, December 31, 2001 . . . . .  21,978,666   $        21,979   $  2,123,792   $            -   $       (1,863,000)

Issue of common shares for . . . . .     920,000               920         20,000                -                    -
   services at fair value

Net loss for the nine months  ended
   September 30, 2002. . . . . . . .           -                 -              -                -              (26,939)
                                      -----------  ----------------  -------------  ---------------  -------------------
Balance, September 30, 2002. . . . .  22,898,666   $        22,899   $  2,143,792   $            -   $       (1,889,939)
                                      ===========  ================  =============  ===============  ===================

                                  See Accompanying Notes To Financial Statements


                                                    PRIME AIR, INC.
                                                 (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (all figures in US dollars)



                                                                                                        From Inception
                                        Three Months    Nine Months     Three Months    Nine Months     March 10, 1989
                                           Ended           Ended           Ended           Ended              to
                                        September 30    September 30    September 30    September 30     September 30
                                            2002            2002            2001            2001             2002
                                       --------------  --------------  --------------  --------------  ----------------
                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)


NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
 Net loss . . . . . . . . . . . . . .  $     (12,742)  $     (26,939)  $     (21,809)  $     (43,924)  $    (1,889,939)
 Non-cash charge - amortization . . .          3,087           9,261           4,449          14,233           133,405
                                       --------------  --------------  --------------  --------------  ----------------
                                              (9,655)        (17,678)        (17,360)        (29,691)       (1,756,534)


 Change in non-cash working capital
  balances relating to operations . .         (4,021)         (2,777)         (1,697)        (11,480)           (5,475)
                                       --------------  --------------  --------------  --------------  ----------------
                                             (13,676)        (20,455)        (19,057)        (41,171)       (1,762,009)
                                       --------------  --------------  --------------  --------------  ----------------


FINANCING
  Notes and advances payable. . . . .         14,290            (887)         23,958          43,777           244,407

  Issue of capital stock. . . . . . .                         20,920               -                         2,166,691
                                       --------------  --------------  --------------  --------------  ----------------

                                              14,290          20,033          23,958          43,777         2,411,098
                                       --------------  --------------  --------------  --------------  ----------------

INVESTING
  Capital assets. . . . . . . . . . .                                                                         (647,422)
                                       --------------  --------------  --------------  --------------  ----------------

NET CASH INFLOW (OUTFLOW) . . . . . .            614            (422)          4,901           2,606             1,667

CASH, BEGINNING OF YEAR . . . . . . .          1,053           2,089             310           2,605                 0
                                       --------------  --------------  --------------  --------------  ----------------

CASH, END OF PERIOD . . . . . . . . .  $       1,667   $       1,667   $       5,211   $       5,211   $         1,667
                                       ==============  ==============  ==============  ==============  ================

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

                                PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


4.    CAPITAL  ASSETS

Capital assets consist of the following at September 30, 2002 and 2001 and December 31, 2001:

                                                     September 30,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 129,373      $  512,599

     Furniture  and  equipment                 5,154       3,736           1,418
                                          --------------------------------------
                                          $  647,126   $ 133,109      $  514,017
                                          ======================================

                                                     September 30,  2001
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 115,569      $  526,403

     Furniture  and  equipment                 5,154       3,260           1,894
                                          --------------------------------------
                                          $  647,126   $ 118,829      $  528,297
                                          ======================================

                                                    December  31,  2001
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  120,267     $  521,705

     Furniture  and  equipment                 5,154        3,581          1,573
                                          --------------------------------------
                                          $  647,126   $  123,848     $ 523,278
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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

6.    CAPITAL  STOCK  (CONTINUED)


                                                       Number  of  Shares  Consideration
                                                       ------------------  -------------
         Balance, December 31, 2000 . . . . . .               21,022,666  $   2,081,765
                                                       ------------------  -------------

         During year ended December 31, 2001
              - for cash. . . . . . . . . . . . . .              300,000         24,000
              - shares-for-debt settlements . . . .              250,000         20,000
              - consulting and related services . .              400,000         20,000
              - Transfer Agent correction . . . . .                6,000              6
                                                       ------------------  -------------
                                                                 956,000         64,406
                                                       ------------------  -------------
         Balance, December 31, 2001 . . . . . . . .           21,978,666      2,145,771
                                                       ------------------  -------------

         During  nine months  ended  September 30,  2002
              - consulting and related services                  920,000         20,920
         Balance, September 30, 2002. . . . . . . .           22,898,666  $   2,166,691
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

On January 28, 2002, the Board of Directors authorized the issuance of 800,000 "restricted" common shares to directors and officers of the Company in recognition of services provided thereto to December 31, 2001, and 120,000 "restricted" common shares in settlement of debts for services. These shares were issued from Treasury on February 13, 2002. The fair value of these shares is $20,920. Due to the restricted nature of these shares, the "fair market value" cannot be determined or reasonably estimated.

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

                                    PART III


ITEM  8.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Reports  on  Form  8-K.

     None

(B)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

   EXHIBIT     DESCRIPTION OF
    NUMBER     DOCUMENT
    ------     --------

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

                                                  By:  /s/  Blaine  Haug
                                                       -----------------
                                                       Blaine  Haug
                                                       Chairman of the Board and
                                                       Chief  Executive  Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Blaine Haug and Wayne Koch, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Amended Quarterly Report on Form 10-QSB/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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