Form 10KSB
period 2002-12-31
PRIME AIR INC
filed 2003-11-05
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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


TABLE  OF  CONTENTS
-------------------

                                                     PRIME AIR, INC.

                                                         INDEX

                                                                                                                  PAGE NO.
                                                         PART I
ITEM 1            Description
                  General                                                                                             3
ITEM 2            Description of Property                                                                            12
ITEM 3            Legal Proceedings                                                                                  12
ITEM 4            Submission of Matters to a Vote of Security Holders                                                13

                                                        PART II
ITEM 5            Market for Common Equity and Related Stockholder Matters                                           14
ITEM 6            Management's Discussion and Analysis or Plan of Operation                                          14
ITEM 7            Financial Statements                                                                            17-35
ITEM 8            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               36

                                                        PART III
ITEM 9            Directors, Executive Officers, Promoters and Control Persons                                       36
ITEM 10           Executive Compensation                                                                             37
ITEM 11           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     37
ITEM 12           Certain Relationships and Related Transactions                                                     38
ITEM 13           Exhibits and Reports on Form 8-K                                                                   38
                  Signatures                                                                                         39


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

EMPLOYEES

The Company, including Prime Air BC, had one employee as of December 31, 2002, consisting of Mr. Haug, who was employed part-time.

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

The opening balance sheet of the Utah company on acquisition showed the following:

     Assets:  Re-incorporation  Cost                       $200.00
     ----------------------------------------------------------------
     Total  Liabilities  and  Shareholders  Equity:        $200.00
     ----------------------------------------------------------------

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

No matters were submitted to a vote of the shareholders during the year ended December 31, 2002.

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (23,318,666 shares) computed by using the closing sale price on April 9, 2002, was $1,865,493. however, trading through market makers and through other electronic means has ceased pending reinstatement of approval to market maker representation, therefore no value can be stated as it would apply to normal trading activities until reinstatement occurs.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 18, 2003, there were 25,518,666 shares of the Registrant's Common Stock outstanding.

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

During the year ended December 31, 2002, management continued discussions with principals in the airline industry and with interested parties with respect to providing air service to the Whistler/Pemberton destination. The Company has identified the need for scheduled air service to this location and in particular believes the capability of the Dash 7 aircraft would be ideal in terms of safety, reliability and cost effectiveness.

The results of the operations for the year ended December 31, 2002 show costs at approximately 43% greater than the same period of the previous year, however, because of the "development stage" nature of the company, those figures may be representative of the continuing nature of the Company on a current basis, but not representative of the company if it is successful at securing funding for the Whistler, British Columbia component of its intended operation.

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

THE PAST YEAR. Due to the Company's negative working capital, the year 2002 was difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow.

RESULTS  OF  OPERATIONS

The  Company  has  not  yet  initiated  air  operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of December 31, 2002, the Company's negative working capital was ($243,328).

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

                           DECEMBER 31, 2002 AND 2001


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

     Notes  to  Consolidated  Financial  Statements

                                                            Rutherford & Company
                                                           Chartered Accountants
                                                 9511 Bates Road, Richmond, B.C.
                                                                  CANADA V7A 1E3
                                      Telephone (604)272-5454  Fax (604)272-5874



                                AUDITORS' REPORT



To  the  Shareholders  of
PRIME  AIR,  INC.  (A  Nevada  Corporation)

     We have audited the consolidated balance sheets of PRIME AIR, INC. (A Development Stage Company) as at December 31, 2002 and 2001 and the consolidated statements of operations, shareholders' equity and deficit and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We have conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and 2001 and the results of its operations, the change in stockholders' equity and its cash flows for the years then ended in accordance with generally accepted accounting principles.


                                                        "Rutherford  &  Company"
Richmond,  Canada
July 23, 2003                                           CHARTERED ACCOUNTANTS

                                                            RUTHERFORD & COMPANY
                                                           Chartered Accountants
                                                 9511 Bates Road, Richmond, B.C.
                                                                  CANADA V7A 1E3
                                      Telephone (604)272-5454  Fax (604)272-5874




                      COMMENTS BY AUDITOR FOR U.S. READERS
                       ON CANADA-U.S. REPORTING DIFFERENCE



     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 2 to the financial statements. Our report to the shareholders dated July 23, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.





                                                          "Rutherford & Company"
Richmond,  Canada
July  23, 2003                                            CHARTERED ACCOUNTANTS

                                 PRIME AIR, INC.
                           (A Development Stage Company)

                            CONSOLIDATED BALANCE SHEETS
                            (all figures in US dollars)


                                                       December 31    December 31
                                                          2002           2001
                                                      -------------  -------------
                                     ASSETS
CURRENT ASSETS
  Cash and short-term deposits . . . . . . . . . . .  $        512   $      2,089
  Prepaid expenses and deposits. . . . . . . . . . .         1,585          1,550
  GST recoverable. . . . . . . . . . . . . . . . . .         1,357          1,148
                                                      -------------  -------------
                                                             3,454          4,787

CAPITAL ASSETS  (Note 4) . . . . . . . . . . . . . .       505,261        523,278
                                                      -------------  -------------

                                                      $    508,715   $    528,065
                                                      =============  =============


                                  LIABILITIES
CURRENT LIABILITIES
  Accounts payable and accrued liabilities . . . . .  $    214,643   $    210,305
  Consulting fees payable (Note 5) . . . . . . . . .             -         20,000
  Notes and advances payable (Note 5). . . . . . . .        32,139         14,989
                                                      -------------  -------------
                                                           246,782        245,294
                                                      -------------  -------------

                              SHAREHOLDER'S EQUITY

CAPITAL STOCK (Note 6)
  Authorized:
    150,000,000 common shares with a
      stated par value of $.001/share
    5,000,000 preferred cumulative convertible
      shares with a stated par value of $.001/share
  Issued:
    23,318,666 common shares  (2001: 21,978,666) . .        23,319         21,979

  Capital in excess of par value . . . . . . . . . .     2,189,451      2,123,792
                                                      -------------  -------------
                                                         2,212,770      2,145,771
ACCUMULATED DEFICIT DURING
  DEVELOPMENT STAGE. . . . . . . . . . . . . . . . .    (1,950,837)    (1,863,000)
                                                      -------------  -------------
                                                           261,933        282,771
                                                      -------------  -------------

                                                      $    508,715   $    528,065
                                                      =============  =============

Approved  on  Behalf  of  the  Board:

  "Blaine  Haug"   Director
 --------------

  "Wayne  Koch"    Director
  -------------


                                       PRIME AIR, INC.
                                (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (all figures in US dollars)


                                                                             From Inception
                                                                             March 10, 1989
                                                Year Ended     Year Ended          To
                                                December 31    December 31     December 31
                                                   2002           2001            2002
                                               -------------  -------------  ---------------
                                                                               (Unaudited)
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . .             -              -   $       114,720
  Audit and accounting. . . . . . . . . . . .  $      7,323   $      6,781           111,944
  Advertising . . . . . . . . . . . . . . . .             -            666            18,083
  Amortization. . . . . . . . . . . . . . . .        18,964         19,154           143,108
  Association membership fees . . . . . . . .             -          5,768             5,768
  Automotive. . . . . . . . . . . . . . . . .             -              -            18,209
  Bad debts . . . . . . . . . . . . . . . . .             -              -             1,933
  Commissions and finders' fees . . . . . . .             -          3,261            22,311
  Consulting. . . . . . . . . . . . . . . . .        31,000              -           680,229
  Insurance . . . . . . . . . . . . . . . . .         3,056          2,374            31,931
  Interest and service charges. . . . . . . .         1,634          1,289            16,842
  Legal costs . . . . . . . . . . . . . . . .             -              -           181,941
  Management remuneration . . . . . . . . . .             -              -            77,287
  Office and general. . . . . . . . . . . . .           627          1,249           165,636
  Repairs and maintenance . . . . . . . . . .           245          1,420            10,507
  Rent and property taxes - airport facility.         9,852          8,426            70,651
  Telephone and utilities . . . . . . . . . .         2,619          4,754            90,659
  Transfer agent, listing and filing fees . .         5,444          6,405            62,938
  Travel, promotion and entertainment . . . .         6,425          5,654           115,583
                                               -------------  -------------  ---------------
                                                     87,189         67,201         1,940,280
                                               -------------  -------------  ---------------
  Loss (gain) on foreign
     exchange conversion. . . . . . . . . . .           668         (5,606)            4,404
  Interest income . . . . . . . . . . . . . .                                          6,153
                                               -------------  -------------  ---------------
                                                        668         (5,606)           10,557
                                               -------------  -------------  ---------------

Net Loss For The Period . . . . . . . . . . .  $     87,857   $     61,595   $     1,950,837
                                               =============  =============  ===============



Net Loss Per Common Share . . . . . . . . . .       (0.0038)       (0.0029)
                                               =============  =============


Weighted Average Common
  Shares Outstanding. . . . . . . . . . . . .    22,898,666     21,022,666
                                               =============  =============

                                                    PRIME AIR, INC.
                                             ( A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                       Accumulated
                                                                   Capital in                         Deficit During
                                                                    Excess of         Share             Development
                                        Common        Shares       (Less than)      Subscriptions          Stage
                                        Shares        Amount        Par Value        Receivable     (Unaudited-Note 1)
                                      -----------  ------------  ----------------  ---------------  -------------------
Balance at Inception on
   March 10, 1989. . . . . . . . . .           -   $         -   $             -   $            -   $                -
Issue of common shares for cash
   at $.001/share. . . . . . . . . .   1,260,474         1,260              (630)               -                    -
Net loss for the year ended
   March 31, 1990. . . . . . . . . .           -             -                 -                -              (17,956)
                                      -----------  ------------  ----------------  ---------------  -------------------

Balance, March 31, 1990. . . . . . .   1,260,474         1,260              (630)               -              (17,956)

Issue of common shares for cash
   at $.001/share. . . . . . . . . .     315,118           315              (157)               -                    -
Net loss for the year ended
   March 31, 1991. . . . . . . . . .           -             -                 -                -              (49,419)
                                      -----------  ------------  ----------------  ---------------  -------------------

Balance, March 31, 1991. . . . . . .   1,575,592         1,575              (787)               -              (67,375)
Net loss for the year ended
   March 31, 1992. . . . . . . . . .           -             -                 -                -              (10,990)
                                      -----------  ------------  ----------------  ---------------  -------------------

Balance, March 31, 1992. . . . . . .   1,575,592         1,575              (787)               -              (78,365)

Issue of common shares for cash
   at $.277/share. . . . . . . . . .     264,176           264            36,367                -                    -
   at $.214/share. . . . . . . . . .      34,138            34             3,611                -                    -
Net loss for the year ended
   March 31, 1993. . . . . . . . . .           -             -                 -                -              (38,426)
                                      -----------  ------------  ----------------  ---------------  -------------------
Balance, March 31, 1993. . . . . . .   1,873,906         1,873            39,191                -             (116,791)

Issue of common shares for services
   at nominal value. . . . . . . . .     184,346           184              (184)               -                    -

Issue of common shares for cash
   at $.001/share. . . . . . . . . .     600,000           600              (300)               -                    -
   at $.109/share. . . . . . . . . .       6,680             7               357                -                    -
   at $.154/share. . . . . . . . . .      47,268            47             3,596                -                    -
   at $.280/share. . . . . . . . . .      38,802            39             5,380                -                    -
   at $.330/share. . . . . . . . . .      46,322            46             7,601                -                    -
   at $.463/share. . . . . . . . . .     174,890           175            40,243                -                    -
   at $.694/share. . . . . . . . . .      31,512            32            10,891                -                    -
   at $.925/share. . . . . . . . . .      15,756            16             7,266                -                    -
Net loss for the year ended
   March 31, 1994. . . . . . . . . .           -             -                 -                -              (36,272)
                                      -----------  ------------  ----------------  ---------------  -------------------
Balance, March 31, 1994. . . . . . .   3,019,482   $     3,019   $       114,041   $            -   $         (153,063)
                                      -----------  ------------  ----------------  ---------------  -------------------
                                  See Accompanying Notes To Financial Statements



Balance Forward. . . . . . . . . . .   3,019,482   $     3,019   $       114,041   $            -   $         (153,063)

Issue of common shares for services
   at nominal value. . . . . . . . .   1,874,956         1,875            (1,875)               -                    -

Issue of common shares for cash
   at $.374/share. . . . . . . . . .     497,384           498            92,448                -                    -
   at $.463/share. . . . . . . . . .     608,178           608           139,982                -                    -
Net loss for the year ended
   June 28, 1994 . . . . . . . . . .           -             -                 -                -              (40,947)
                                      -----------  ------------  ----------------  ---------------  -------------------

Balance, June 28, 1994 . . . . . . .   6,000,000         6,000           344,596                -             (194,010)

Share subscription at $.367/share. .           -             -            (7,313)             (20)                   -

Net loss for the year ended
   December 31, 1994 . . . . . . . .           -             -                 -                -             (135,530)
                                      -----------  ------------  ----------------  ---------------  -------------------

Balance, December 31, 1994 . . . . .   6,000,000         6,000           337,283              (20)            (329,540)

Issue of common shares for cash
   and/or services at an average
   of $.234/share. . . . . . . . . .   1,125,100         1,125           130,630                -                    -

Net loss for the year ended
   December 31, 1995 . . . . . . . .           -             -                 -                -              (71,266)
                                      -----------  ------------  ----------------  ---------------  -------------------

Balance, December 31, 1995 . . . . .   7,125,100         7,125           467,913              (20)            (400,806)

Issue of common shares for cash
   at $.50/share . . . . . . . . . .   3,021,116         3,021           752,259                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .   2,967,346         2,967           145,400                -                    -

Net loss for the year ended
   December 31, 1996 . . . . . . . .           -             -                 -                -             (385,300)
                                      -----------  ------------  ----------------  ---------------  -------------------

Balance, December 31, 1996 . . . . .  13,113,562   $    13,113   $     1,365,572   $          (20)  $         (786,105)
                                      -----------  ------------  ----------------  ---------------  -------------------
                                  See Accompanying Notes To Financial Statements



Balance Forward. . . . . . . . . . .  13,113,562   $    13,113   $     1,365,572   $          (20)  $         (786,105)
                                      -----------  ------------  ----------------  ---------------  -------------------

Issue of common shares for services
   at fair value . . . . . . . . . .     656,000           656            32,472                -                    -

Issue of common shares for
   debt settlements:
   at $.500/share. . . . . . . . . .     248,504           249            61,876                -                    -
   at $.504/share. . . . . . . . . .      72,760            73            18,266                -                    -
   at $.530/share. . . . . . . . . .     189,600           189            50,098                -                    -

Net loss for the year ended
   December 31, 1997 . . . . . . . .           -             -                 -                -             (222,169)
                                      -----------  ------------  ----------------  ---------------  -------------------

Balance, December 31, 1997 . . . . .  14,280,426        14,280         1,529,284              (20)          (1,008,274)

Issue of common shares for
   debt settlements:
   at $.3935/share . . . . . . . . .      20,000            20             3,853                -                    -
   at $.4006/share . . . . . . . . .      36,430            37             7,260                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .   3,327,454         3.327           163,046                -                    -
                                      -----------  ------------  ----------------  ---------------  -------------------
Balance, May 17, 1998. . . . . . . .  17,664,310        17,664         1,702,115              (20)          (1,008,274)

Issue of common shares for
   debt settlements:
   at $.25/share . . . . . . . . . .      64,800            65            16,135                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .     290,000           290            14,210                -                    -

Transfer Agent adjustment. . . . . .      (6,000)           (6)                -                -                    -

Write off of uncollectable share
   subscription receivable . . . . .           -             -             7,313               20                    -

Net loss for the year ended
   December 31, 1998 . . . . . . . .           -             -                 -                -             (330,188)
                                      -----------  ------------  ----------------  ---------------  -------------------
Balance, December 31, 1998 . . . . .  18,013,110   $    18,013   $     1,739,773   $            -   $       (1,338,462)
                                      -----------  ------------  ----------------  ---------------  -------------------
                                  See Accompanying Notes To Financial Statements



Balance Forward. . . . . . . . . . .  18,013,110   $    18,013   $     1,739,773   $            -   $       (1,338,462)

Issue of common shares for
   debt settlements:
   at $.20/share . . . . . . . . . .     201,250           202            40,048                -                    -
   at $.25/share . . . . . . . . . .     423,200           423           105,377                -                    -

Issue of common shares for services
   at fair value . . . . . . . . . .   1,010,000         1,010            49,490                -                    -

Net loss for the year ended
   December 31, 1999 . . . . . . . .           -             -                 -                -             (326,607)
                                      -----------  ------------  ----------------  ---------------  -------------------
Balance, December 31, 1999 . . . . .  19,647,560        19,648         1,934,688                -           (1,665,069)

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     500,000           500            39,500                -                    -

Issue of common shares for
   debt settlements:
   at $.08/share . . . . . . . . . .       4,100             4               324                -                    -
   at $.10/share . . . . . . . . . .     871,006           871            86,230                -                    -

Net loss for the year ended
   December 31, 2000 . . . . . . . .           -             -                 -                -             (116,336)
                                      -----------  ------------  ----------------  ---------------  -------------------
Balance, December 31, 2000 . . . . .  21,022,666        21,023         2,062,742                -           (1,781,405)

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     300,000           300            23,700                -                    -

Issue of common shares for
   debt settlement
   at $.08/share (Note 7). . . . . .     250,000           250            19,750                -                    -

Issue of common shares for services
   at fair value (Note 7). . . . . .     400,000           400            19,600                -                    -

Transfer Agent adjustment. . . . . .       6,000             6                 -                -                    -

Net loss for the year ended
   December 31, 2001 . . . . . . . .           -             -                 -                -              (81,595)
                                      -----------  ------------  ----------------  ---------------  -------------------
Balance, December 31, 2001 . . . . .  21,978,666   $    21,979   $     2,123,792   $            -   $       (1,863,000)
                                      ===========  ============  ================  ===============  ===================



Balance Forward. . . . . . . . . . .  21,978,666   $    21,979   $     2,123,792   $            -   $       (1,863,000)

Issue of common shares for . . . . .   1,020,000         1,020            49,979                -                    -
   services at fair value

Issue of common shares for . . . . .     320,000           320            15,680                -                    -
   cash at $0.05/share

Net loss for the year ended
   December 31, 2002 . . . . . . . .           -             -                 -                -              (87,837)
                                      -----------  ------------  ----------------  ---------------  -------------------
Balance, December 31, 2002 . . . . .  23,318,666   $    23,319   $     2,189,451   $            -   $       (1,950,837)
                                      ===========  ============  ================  ===============  ===================

                                  See Accompanying Notes To Financial Statements

                                        PRIME AIR, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (all figures in US dollars)

                                                                                 From Inception
                                                                                 March 10, 1989
                                                   Year Ended     Year Ended           to
                                                   December 31    December 31     December 31
                                                      2002           2001             2002
                                                                                   (Unaudited)
                                                  -------------  -------------  ----------------

NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:


OPERATING
  Net loss . . . . . . . . . . . . . . . . . . .  $    (87,837)  $    (61,595)  $    (1,950,837)
  Non-cash charge - amortization . . . . . . . .        18,964         19,154           143,108
  Consulting services - shares issued. . . . . .        30,999              -                 -
                                                  -------------  -------------  ----------------
                                                       (37,894)       (42,441)          143,108

  Change in non-cash working capital
     balances relating to operations:
       Prepaid expenses. . . . . . . . . . . . .           (35)           (83)
       Goods and Services Tax recoverable. . . .          (209)           342
       Accounts payable and accrued liabilities.         4,338         (2,145)           (5,475)
                                                  -------------  -------------  ----------------
                                                         4,094         (1,886)           (5,475)
                                                  -------------  -------------  ----------------
                                                       (33,780)

FINANCING
  Notes and advances payable . . . . . . . . . .        17,150           (195)          244,557
  Issue of capital stock . . . . . . . . . . . .        16,000         44,006         2,212,770
                                                  -------------  -------------  ----------------
                                                        33,150         43,811
                                                  -------------  -------------  ----------------


INVESTING
    Acquisition of capital assets. . . . . . . .          (947)             -          (648,364)
                                                  -------------  -------------  ----------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . .        (1,597)          (516)         (652,897)

CASH, BEGINNING OF YEAR. . . . . . . . . . . . .         2,089          2,605                 0
                                                  -------------  -------------  ----------------

CASH, END OF PERIOD. . . . . . . . . . . . . . .  $        512   $      2,089               512
                                                  =============  =============  ================

Supplemental Information
    Capital stock issued in settlement of debts.  $          -   $     20,000
                                                  -------------  -------------
     Interest paid . . . . . . . . . . . . . . .         1,634          1,289
                                                  -------------  -------------

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                           December 31, 2002 and 2001


2.      NATURE  OF  OPERATIONS  /  GOING  CONCERN  CONSIDERATIONS  (CONTINUED)

These consolidated financial statements have been prepared on a "going concern" basis which assumes the Company will be able to realize its assets, obtain financing as required and discharge its liabilities and commitments in the normal course of business. This includes the expectation that sufficient funds will be operated to meet corporate obligations for the ensuring timeable - month period. In addition, management of the Company does not believe the delay in becoming operational has impaired the value of its capital assets.

3.     SIGNIFICANT  ACCOUNTING  POLICIES

Reporting  Currency
-------------------

All amounts in these consolidated financial statements are reported in U.S. funds. Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $1.5769 CDN/$1.00 U.S. Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows: $ 1.5704 CDN/$1.00 U.S. (2001: $1.5484 CDN/ $1.00 U.S.).

Fair  Value  of  Financial  Instruments
---------------------------------------

In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value Of Financial Instruments", the carrying amounts reported on the balance sheets for cash and cash equivalents, namely, "cash and short-term deposits", "prepaid expenses and deposits", "GST recoverable", "accounts payable and accrued liabilities" and "notes and advances payable" approximate their fair market value.

                                PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Receivables  /  Prepaid  Expenses  and  Deposits
------------------------------------------------

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

Computer  Equiptment:Computer  equiptment  is stated at cost net of amortization
---------------------
which is provided for at the note of 30% per annum on the declining balance basis.

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

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable

                                PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Income  Taxes  (continued)
--------------------------
for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

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

                                   PRIME AIR, INC.
                             (A Development Stage Company)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                           December 31, 2002 and 2001

4.    CAPITAL  ASSETS

Capital assets consist of the following at December 31, 2002 and December 31, 2001:

                                                    December  31,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  138,836     $  503,136
     Computer  equiptment                        948          142            806
     Furniture  and  equipment                 5,154        3,835          1,319
                                          --------------------------------------
                                          $  648,074   $  142,813     $ 505,261
                                          ======================================

                                                    December  31,  2001
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 120,267      $  521,702

     Furniture  and  equipment                 5,154       3,581           1,573
                                          --------------------------------------
                                          $  647,126   $ 104,694      $  523,278
                                          ======================================

5.    CONSULTING  FEES  PAYABLE  /  NOTES  AND  ADVANCES  PAYABLE

Consulting fees in the amount of NIL (2001: $20,000) have been accrued and are payable to a director and officer of the corporation. These amounts have been discharged by way of issuance of "restricted" common shares with an attributed fees value of $0.05/share.

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment. Included therein is an amount of $27,700 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,745,226 shares of common stock of the Company, that holding representing 11.77% of the issued and outstanding capital of the Company.

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

6.    CAPITAL  STOCK  (CONTINUED)


                                                       Number  of  Shares  Consideration
                                                       ------------------  -------------
         Balance, December 31, 2000 . . . . . .               21,022,666  $   2,081,765
                                                       ------------------  -------------

         During year ended December 31, 2001
              - for cash. . . . . . . . . . . . . .              300,000         24,000
              - shares-for-debt settlements . . . .              250,000         20,000
              - consulting and related services . .              400,000         20,000
              - Transfer Agent correction . . . . .                6,000              6
                                                       ------------------  -------------
                                                                 956,000         64,406
                                                       ------------------  -------------
         Balance, December 31, 2001 . . . . . . . .           21,978,666      2,145,771
                                                       ------------------  -------------

         During  year  ended  December  31,  2002
              - for cash. . .. . . . . . . . . . . .             320,000         16,000
              -  consulting  and  related  services.           1,020,000         50,999
                                                       ------------------  -------------
                                                               1,342,000         66,999
                                                       ------------------  -------------

         Balance,  December  31,  2002 . . . . . . .          23,318,666    $ 2,212,770
                                                       ==================  =============

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

7.   RELATED  PARTY  TRANSACTIONS

During the years ended December 31, 2002 and 2001, no cash remuneration was paid to any director or officer of the Company. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered. Specifically billed amounts have been settled by way of "shares-for-debt" arrangements,

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


7.   RELATED  PARTY  TRANSACTIONS  (CONTINUED)

the share value thereof being determined by securities regulations. In addition, further shares have been issued to certain directors and officers for services provided to the Company of a more general nature, these shares being attributed a fair value of $ 0.05 per share. During the year ended December 31, 2002, directors and officers' of the company received 800,000 common shares with an attributed value of $20,000 for general management/consulting services.
During the year ended December 31, 2001, shares issued to related parties consisted of debt settlements of 250,000 common shares covering an obligation of $20,000 and further 400,000 common shares with an attributed value of $20,000 for general management / consulting services.

8.    RENT,  PROPERTY  TAXES  AND  LEASE  COMMITMENT

The Canadian subsidiary corporation has entered into an Airport Lease and Operating Agreement with The Corporation of The Village of Pemberton in British Columbia whereby it has been granted an exclusive and irrevocable lease over the lands and airport facilities associated with the Pemberton Airport. The term of the Lease and Operating Agreement, including extension options relating thereto, is for a total of 30 years with terminal rent payable as follows:

     - $ 64 US ($100 CDN) per annum until such time as the terminal facility becomes operational and thereafter

     - 5% of gross receipts per annum derived from the operation of the terminal facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation. The lease commitment amounts for 2002 through 2006 cannot be quantified as the amount of gross receipts for those years cannot be determined and active operation of the terminal facilities has not yet commenced.

In addition, the Company is obligated to pay property taxes imposed by municipal authorities, such levies amounting to $9,788 for the year ended December 31, 2002 (2001: $8,426).

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

CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

"NONE"

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTORS  AND  CONTROL  PERSONS

Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

     Name               Age         Position
-----------             --          --------
Blaine  Haug            56          Chief  Executive  Officer,  Chairman

Wayne  Koch             53          Treasurer

Nigel  Horsley          56          VP  Communications

John  Eberhard          61          Director

Greg  Duffy             49          Director


BLAINE HAUG, serves as the Company's Chief Executive Officer and Chairman of the
--------------------------------------------------------------------------------
Board.  Mr.  Haug  is  a  founding  director  of  the  company.
------ Mr. Haug, an Airline Transport Pilot rated (Transport Canada) and Federal Aviation Administration (FAA) equivalent for over twenty years, has flight experience in propeller and jet aircraft and over 7,000 hours of flying time. Background includes education in mechanical engineering. From March 1980 through December 1986, Mr. Haug was with Air Alberta, based in Red Deer, Alberta, as General Manager and Chief Pilot, where he directed the turnaround of the company. Prior to this he was self-employed for ten years as an aircraft broker.

WAYNE KOCH - serves as Treasurer - one of three managing directors of Prime Air, -------------------------------- Inc. Principal, Koch & Associates, Certified
Management Accountants, has provided accounting and head office services for Prime Air since 1989, owns a public accounting practice (established 1987) serving a large number of individual, small business and non-resident clients. Previous experience includes several years as Controller of a diversified property development company; Managing Director of a Whistler based property management and accommodation company; lecturer at the British Columbia Institute of Technology; Supervisor, Budgets and Program Administration, Airports Branch - Pacific Region, Transport Canada; Systems Design Consultant within the Government of Canada, Department of Supply and Services, Ottawa, Ontario.

R.  NIGEL  M.  HORSLEY  -  one of three managing directors of Prime Air, Inc.  A
----------------------------------------------------------------------------
specialist in investor relations, Mr. Horsley has an extensive background in print and broadcast media, both in the UK and Canada including IRN in London and CKVU TV as an Executive Producer in Vancouver. He has worked for more than a decade in PR, mostly in high technology, including two years with Hill & Knowlton. Currently, a director of Currently a director of RailPower Technologies Corp. (TSX V: P) and Prime Air, Inc. He is also a former Vice President with General Hydrogen Corporation.

JOHN EBERHARD, QC - Director. A former Crown Prosecutor, Judge on the Civil -------------------------------- Aviation Tribunal and practising lawyer for 30 years. Now retired from full time practice, among other business pursuits, he has been the Chief Administrative Officer of the Canadian Rotary Committee for International Development (CRCID) since 2000.

ITEM  10.     EXECUTIVE  COMPENSATION

The Company, including Prime Air BC, had one employee as of December 31, 2002, consisting of Mr. Haug, who was employed part-time. Compensation, in accordance with an employment agreement, was based on issuance of 400,000 restricted common shares annually to be valued at fair market price.

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


Five Percent Shareholders,
Directors and certain        Common Stock Beneficially   Approximate Percentage
Executive Officers                     Owned                    Owned (1)
---------------------------  --------------------------  -----------------------

Blaine Haug . . . . . . . .                  2,645,226                    11.34%
---------------------------  --------------------------  -----------------------
Wayne Koch. . . . . . . . .                  1,256,230                     5.39%
---------------------------  --------------------------  -----------------------
Nigel Horsley . . . . . . .                    100,000                    .43%*
---------------------------  --------------------------  -----------------------
John Eberhard . . . . . . .                    395,340                     1.70%
---------------------------  --------------------------  -----------------------
Greg Duffy. . . . . . . . .                     94,720                   0.41%*
---------------------------  --------------------------  -----------------------
All directors and current
executive officers as a
group (5 persons) . . . . .                  4,491,516                    19.26%
---------------------------  --------------------------  -----------------------
Patricia Jarvis  . . . . .                   1,101,410                     4.72%
---------------------------  --------------------------  -----------------------


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

                                                   By: /s/ Blaine Haug
                                                       -----------------
                                                       Blaine Haug
                                                       Chairman of the Board and
                                                       Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Blaine Haug and Wayne Koch, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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