Form 10QSB
period 2003-03-31
PRIME AIR INC
filed 2003-11-06
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the quarter ended March 31, 2003

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

TABLE  OF  CONTENTS               PRIME  AIR,  INC.                    Index
-------------------

                                                                             PAGE NO.
                                     PART I
ITEM 1            Description                                                   3
                  General                                                       3
ITEM 2            Description of Property                                       4
ITEM 3            Legal Proceedings                                             6
ITEM 4            Submission of Matters to a Vote of Security Holders           6

                                    PART II
ITEM 5            Market for Common Equity and Related Stockholder Matters      6
ITEM 6            Management's Discussion and Analysis or Plan of Operation     7
ITEM 7            Financial Statements                                       9-24

                                    PART III
ITEM 8            Exhibits and Reports on Form 8-K                             25
                  Signatures                                                   26


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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission for the fiscal year as stated.

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

Subsequent to the reporting date of this document, a Memorandum of Understanding has been completed between Prime Air, Inc., and Galvin Flying Service, Inc., of Seattle Washington. A news release dated September 30, 2003 was prepared announcing the foundation of this relationship. Further, two commercial tenants have entered into month to month agreements with Prime Air, both tenants are in aviation related businesses. Management continues to meet with individuals and businesses with respect to developing the prospect of charter or scheduled air service operations. No commitments, to the date of this reporting have been received with respect to this item.

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

EMPLOYEES

The Company, including Prime Air BC, had one employee as of March 31, 2003, consisting of Mr. Haug, who was employed part-time.

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

Reference to legal proceedings in 1994 and prior years is described in material previously filed and as stated in paragraph 1 of Item I above.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended March 31, 2003.

     PART  I  I

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The stock has not traded with a "bid" and "ask" for such period, accordingly no aggregate market value of the voting stock held by non-affiliates of the Registrant can be stated.

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

To the present date, Prime Air (BC) has constructed the basic terminal building and proposes to facilitate regular, scheduled air service to Pemberton Airport to serve the nearby resort community of Whistler. Sufficient funding has not been secured to provide for costs for completion of certain infrastructure items including landing lights, airside and groundside related equipment, advance marketing and working capital requirements. Management estimates the requirement for a commitment of approximately $3,000,000 to provide a satisfactory start up of the British Columbia operation. It is conceivable that a considerably lesser amount to provide for "lead in lights" and basic weather and ground handling equipment would allow charter operations to commence on a limited basis. Management is attempting to raise sufficient capital to allow a "start up" consisting of charter flights from Boeing Field in Seattle to Pemberton.

The results of the operations for the quarter ended March 31, 2003 show costs at approximately 62% greater than the same period of the previous year, before "foreign exchange conversion", after which calculation, the quarterly expenses show approximately 221% greater for this period. Foreign exchange differences when calculated equate all values to US funds. The primary asset of the subsidiary company is a capital asset (terminal building) owned by the subsidiary company, such amounts are recorded initially in Canadian funds. Operating costs are recorded at the "average" or "actual" conversion amounts; value of capital assets are reported at the applicable period end conversion rate. Because of the "development stage" nature of the company, those figures may be representative of the continuing nature of the Company on a current basis, but not representative of the company if it is successful at securing funding for the Whistler, British Columbia component of its intended operation.

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

THE PAST QUARTER. Due to the Company's negative working capital, the year 2002 and the current operating quarter remain difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow.

RESULTS  OF  OPERATIONS

The  Company  has  not  yet  initiated  air  operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  March  31,  2003, the Company's negative working capital was ($256,173).

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


However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.


Consolidated  Financial  Statements
March  31,  2003  and  2002
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

Consolidated  Statements  of  Shareholders'  Equity  and  Deficit

Consolidated  Statements  of  Cash  Flows

Notes  to  the  Consolidated  Financial  Statements


                                        PRIME AIR, INC.
                                  (A Development Stage Company)

                                  CONSOLIDATED BALANCE SHEETS
                                  (all figures in US dollars)

                                                          March 31      March 31     December 31
                                                            2003          2002          2002
                                                        (Unaudited)   (Unaudited)    (Audited)
                                                        ------------  ------------  -------------
                                     ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . .  $     1,230   $       677   $        512
  Prepaid expenses . . . . . . . . . . . . . . . . . .        1,699         1,330          1,585
  Goods and Services Tax recoverable . . . . . . . . .            -         1,165          1,357
                                                        ------------  ------------  -------------
                                                              2,929         3,172          3,454

Capital Assets (Note 4). . . . . . . . . . . . . . . .      500,508       520,191        505,261
                                                        ------------  ------------  -------------

                                                        $   503,437   $   523,363   $    508,715
                                                        ============  ============  =============

                                  LIABILITIES

Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . .  $   224,022   $   196,156   $    214,643
  Notes and advances payable  (Note 5) . . . . . . . .       35,080        28,989         32,139
                                                        ------------  ------------  -------------
                                                            259,102       225,145        246,782
                                                        ------------  ------------  -------------

                              SHAREHOLDERS' EQUITY

Capital Stock  (Note 6)
  Authorized: 50,000,000 common shares with
     a stated par value of $.001/share
      3,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
   23,318,666 common shares (2001: 22,898,666) . . . .       23,319        22,899         23,319

  Capital in excess of par value . . . . . . . . . . .    2,189,451     2,143,792      2,189,451
                                                        ------------  ------------  -------------
                                                          2,212,770     2,166,691      2,212,770
Accumulated Deficit During
  Development Stage. . . . . . . . . . . . . . . . . .   (1,968,435)   (1,868,473)    (1,950,837)
                                                        ------------  ------------
                                                            244,335       298,218        261,933
                                                        ------------  ------------

                                                        $   503,437   $   523,363   $    508,715
                                                        ============  ============  =============


Approved  on  Behalf  of  the  Board:

"Blaine  Haug"  Director
--------------
"Wayne  Koch"   Director
-------------

                        See Accompanying Notes to Financial Statements



                                                      PRIME AIR, INC.
                                     (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (all figures in US dollars)



                                                                             -          From Inception
                                                        Three months    Three Months      March 10,
                                                           ended           ended          1989 to
                                                          March 31        March 31        March 31
                                                            2003            2002            2003
                                                       --------------  --------------  ---------------
                                                        (Unaudited)      (Unaudited)     (Unaudited)
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . . . . . .  $           -   $           -   $       114,720
  Audit and accounting. . . . . . . . . . . . . . . .            955               -           112,889
  Advertising . . . . . . . . . . . . . . . . . . . .              -               -            18,083
  Amortization. . . . . . . . . . . . . . . . . . . .          4,753           3,087           147,861
  Association membership fees . . . . . . . . . . . .              -               -             5,768
  Automotive. . . . . . . . . . . . . . . . . . . . .            955               -            19,164
  Bad debts . . . . . . . . . . . . . . . . . . . . .              -               -             1,933
  Commissions and finders' fees . . . . . . . . . . .              -               -            22,311
  Consulting   (Note 7) . . . . . . . . . . . . . . .              -             920           680,229
  Insurance . . . . . . . . . . . . . . . . . . . . .            353             226            32,284
  Interest and service charges. . . . . . . . . . . .             74              76            16,919
  Legal costs . . . . . . . . . . . . . . . . . . . .              -               -           181,941
  Management remuneration . . . . . . . . . . . . . .              -               -            77,287
  Office and general. . . . . . . . . . . . . . . . .             40               -           165,676
  Repairs and maintenance . . . . . . . . . . . . . .            576              93            11,083
  Rent and property taxes - airport facility (Note 8)              -               -            70,651
  Telephone and utilities (recovered) . . . . . . . .             12             (86)           90,671
  Transfer agent, listing and filing fees . . . . . .          1,150           1,156            64,088
  Travel, promotion and entertainment . . . . . . . .              -               -           115,583
                                                       --------------  --------------  ---------------
                                                               8,868           5,472         1,949,148
                                                       --------------  --------------  ---------------

  Loss (gain) on foreign exchange conversion. . . . .          8,730               1            13,134
  Interest income . . . . . . . . . . . . . . . . . .              -               -             6,153
                                                       --------------  --------------  ---------------
                                                               8,730               1            19,287
                                                       --------------  --------------  ---------------

Net Loss For The Period . . . . . . . . . . . . . . .  $      17,598   $       5,473   $     1,968,435
                                                       ==============  ==============  ===============


Net Loss Per Common Share . . . . . . . . . . . . . .  $     (0.0008)  $     (0.0002)
                                                       ==============  ==============


Weighted Average Common Shares Outstanding. . . . . .     23,108,666      22,898,666
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

                 See Accompanying Notes To Financial Statements

                                                PRIME AIR, INC.
                                         ( A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                         (  all figures in US dollars )

                                                                                                Accumulated
                                                              Capital in                      Deficit During
                                                              Excess of         Share           Development
                                        Common      Shares   (Less than)    Subscriptions          Stage
                                        Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                      -----------  --------  ------------  ---------------  -------------------
Balance Forward. . . . . . . . . . .  18,013,110   $18,013   $ 1,739,773   $            -   $       (1,338,462)
Issue of common shares for
   debt settlements:
   at $.20/share . . . . . . . . . .     201,250       202        40,048                -                    -
   at $.25/share . . . . . . . . . .     423,200       423       105,377                -                    -
Issue of common shares for services
   at fair value . . . . . . . . . .   1,010,000     1,010        49,490                -                    -
Net loss for the year ended
   December 31, 1999 . . . . . . . .           -         -             -                -             (326,607)
                                      -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 1999 . . . . .  19,647,560    19,648     1,934,688                -           (1,665,069)

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     500,000       500        39,500                -                    -

Issue of common shares for
   debt settlements:
   at $.08/share . . . . . . . . . .       4,100         4           324                -                    -
   at $.10/share . . . . . . . . . .     871,006       871        86,230                -                    -

Net loss for the year ended
   December 31, 2000 . . . . . . . .           -         -             -                -             (116,336)
                                      -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 2000 . . . . .  21,022,666    21,023     2,062,742                -           (1,781,405)

Issue of common shares for cash
   at $.08/share . . . . . . . . . .     300,000       300        23,700                -                    -

Issue of common shares for
   debt settlement
   at $.08/share (Note 7). . . . . .     250,000       250        19,750                -                    -

Issue of common shares for services
   at fair value (Note 7). . . . . .     400,000       400        19,600                -                    -

Transfer Agent adjustment. . . . . .       6,000         6             -                -                    -

Net loss for the year ended
   December 31, 2001 . . . . . . . .           -         -             -                -              (81,595)
                                      -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 2001 . . . . .  21,978,666   $21,979   $ 2,123,792   $            -   $       (1,863,000)
                                      ===========  ========  ============  ===============  ===================

                 See Accompanying Notes To Financial Statements

                                                PRIME AIR, INC.
                                         ( A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                         (  all figures in US dollars )

                                                                                                Accumulated
                                                              Capital in                      Deficit During
                                                              Excess of         Share           Development
                                        Common      Shares   (Less than)    Subscriptions          Stage
                                        Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                      -----------  --------  ------------  ---------------  -------------------
Balance forward
                                      21,978,666   $21,979   $ 2,123,792   $            -   $       (1,863,000)
Issue of common shares for . . . . .   1,020,000     1,020        49,979                -                    -
   services at fair value

Issue of common shares for . . . . .     320,000       320        15,680                -                    -
   cash at $0.05/share

Net loss for the year ended
   December 31, 2002 . . . . . . . .           -         -             -                -              (87,837)
Balance, December 31, 2002 . . . . .  23,318,666    23,319     2,189,451                -           (1,950,837)
                                      -----------  --------  ------------  ---------------  -------------------
Net loss for the quarter ended
   March 31, 2003. . . . . . . . . .           -         -             -                -              (17,598)
                                      -----------  --------  ------------  ---------------  -------------------
Balance, March 31, 2003. . . . . . .  23,318,666   $23,319   $ 2,189,451   $            -   $       (1,968,435)
                                      ===========  ========  ============  ===============  ===================

                 See Accompanying Notes To Financial Statements

                                                     PRIME AIR, INC.
                                                 (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (all figures in US dollars)

                                                                                                         From Inception
                                                             Three months ended    Three months ended    March 10, 1989
                                                                  March 31              March 31          To March 31
                                                                    2003                  2002                2003
                                                            --------------------  --------------------  ---------------
                                                               (Unaudited)             (Unaudited)        (Unaudited)
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:


OPERATING
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $           (17,598)  $            (5,473)  $    (1,968,435)
  Non-cash charge - amortization . . . . . . . . . . . . .                4,753                 3,087           147,861
                                                            --------------------  --------------------  ---------------
                                                                        (12,845)               (2,386)       (1,820,574

  Change in non-cash working capital
      balances relating to operations
       Prepaid expenses. . . . . . . . . . . . . . . . . .                 (114)                  220            (1,699
       Goods and Services tax recoverable. . . . . . . . .                1,357                   (17)                -
Accounts payable and accrued liabilities . . . . . . . . .                9,379                     -           224,022
                                                            --------------------  --------------------  ---------------
                                                                         10,622                   203           222,323
                                                            --------------------  --------------------  ----------------
                                                                         (2,223)               (2,183)       (1,598,251)
                                                            --------------------  --------------------  ---------------

FINANCING
  Notes and advances payable . . . . . . . . . . . . . . .                2,941               (20,149)           35,080

  Issue of capital stock . . . . . . . . . . . . . . . . .                    -                20,920         2,212,770

                                                            --------------------  --------------------  ---------------
                                                                          2,941                   771         2,247,850
                                                            --------------------  --------------------  ---------------

INVESTING
  (Cost) Recovery of terminal facility construction costs.                    -                     -          (648,369)
                                                            --------------------  --------------------  ---------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . . . . . . .                  718                (1,412)            1,230

CASH, BEGINNING OF YEAR. . . . . . . . . . . . . . . . . .                  512                 2,089                 -
                                                            --------------------  --------------------  ---------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . .  $             1,230   $               677   $         1,230
                                                            ====================  ====================  ===============

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002


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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002


3.     SIGNIFICANT  ACCOUNTING  POLICIES

Reporting  Currency
-------------------

All amounts in these consolidated financial statements are reported in U.S. funds. Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $ 1.5906 CDN/$1.00 U.S. Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows: $ 1.5704 CDN/$1.00 U.S. (2001: $1.5484 CDN/ $1.00 U.S.). Exchange rates at March 31, 2002 had not materially changed from the December 31, 2002 stated rate.

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002




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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002


4.    CAPITAL  ASSETS

Capital assets consist of the following at March 31, 2003 and 2002 and December 31, 2002:


                                                      March  31,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  143,478     $  498,494
     Computer  equiptment                        948          189            759
     Furniture  and  equipment                 5,154        3,899          1,255
                                          --------------------------------------
                                          $  648,074   $  147,566     $ 500,508
                                          ======================================

                                                      March  31,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 123,302      $  518,670

     Furniture  and  equipment                 5,154       3,633           1,521
                                          --------------------------------------
                                          $  647,126   $ 126,935      $  520,191
                                          ======================================

                                                    December  31,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  138,836     $  503,136
     Computer  equiptment                        948          142            806
     Furniture  and  equipment                 5,154        3,835          1,319
                                          --------------------------------------
                                          $  648,074   $  142,813     $ 505,261
                                          ======================================

5.    NOTES  AND  ADVANCES  PAYABLE

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment. Included therein is an amount of $35,080 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.22% of the issued and outstanding capital of the Company.

                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

6.    CAPITAL  STOCK  (CONTINUED)


                                                       Number  of  Shares  Consideration
                                                       ------------------  -------------
         Balance, December 31, 2000 . . . . . .               21,022,666  $   2,081,765
                                                       ------------------  -------------

         During year ended December 31, 2001
              - for cash. . . . . . . . . . . . . .              300,000         24,000
              - shares-for-debt settlements . . . .              250,000         20,000
              - consulting and related services . .              400,000         20,000
              - Transfer Agent correction . . . . .                6,000              6
                                                       ------------------  -------------
                                                                 956,000         64,406
                                                       ------------------  -------------
         Balance, December 31, 2001 . . . . . . . .           21,978,666      2,145,771
                                                       ------------------  -------------

              -  consulting  and  related  services             920,000          20,920

         Balance, March 31, 2003                             22,898,666   $   2,166,691
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

                                PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002


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

                                                   By: /s/ Blaine Haug
                                                       -----------------
                                                       Blaine Haug
                                                       Chairman of the Board and
                                                       Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Blaine Haug and Wayne Koch, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Quarterly Report on Form 10-QSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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