Form 10QSB
period 2003-06-30
PRIME AIR INC
filed 2003-11-06
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the quarter ended June 30, 2003

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

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X ] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [N/A]


                                       (i)

TABLE  OF  CONTENTS
-------------------

                                 PRIME AIR, INC.
                                       INDEX

                                                                             PAGE NO.
                                     PART I
ITEM 1            Description                                                    3
                  General
ITEM 2            Description of Property                                        5
ITEM 3            Legal Proceedings                                              6
ITEM 4            Submission of Matters to a Vote of Security Holders            6

                                    PART II
ITEM 5            Market for Common Equity and Related Stockholder Matters       6
ITEM 6            Management's Discussion and Analysis or Plan of Operation      7
ITEM 7            Financial Statements                                       10-22

                                    PART III
ITEM 8            Exhibits and Reports on Form 8-K                              23
                  Signatures                                                    24


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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in this Amended Quarterly Report, and with the audited financial statements and notes thereto included in the Annual Report on form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission for the fiscal years as stated above.

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

Prior to incorporation in the State of Delaware, the Company was originally incorporated pursuant to the laws of the State of Utah on August 30,1993, under the name "Astro Enterprises, Inc." (referred to hereafter as "the Utah Corporation"). The Utah corporation changed its name to "Prime Air, Inc." on June 28, 1994. Such further description of the Utah Corporation and all relevant information is included in the Annual Report on form 10-KSB for the year ended December 31, 2002 and all other previous material filed with the Securities and Exchange Commission.

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

EMPLOYEES

The Company, including Prime Air BC, had one employee as of June 30, 2003, consisting of Mr. Haug, who was employed part-time.

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

No matters were submitted to a vote of the shareholders during the quarter ended June 30, 2003.

                                    PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (23,318,666 shares) computed by using the closing sale price on April 9, 2002, was $1,873,639, however, trading through market makers and through other electronic means has ceased pending reinstatement of approval to market maker representation, therefore no value can be stated as it would apply to normal trading activities until reinstatement occurs.

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

The results of the operations for the quarter ended June 30, 2003 show costs at approximately 40% greater than the same period of the previous year, in addition however, because of the "development stage" nature of the company, those figures may be representative of the continuing nature of the Company on a current basis, but not representative of the company if it is successful at securing funding for the Whistler, British Columbia component of its intended operation.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  June  30,  2003,  the Company's negative working capital was ($275,309).

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

                                        PRIME AIR, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
                                  (all figures in US dollars)

                                                          June 30       June 30      December 31
                                                            2003          2002          2002
                                                        ------------  ------------  -------------
                                                        (Unaudited)   (Unaudited)     (Audited)
                                     ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . .  $       616   $     1,053   $        512
  Prepaid expenses . . . . . . . . . . . . . . . . . .        1,857           236          1,585
  Goods and Services Tax recoverable . . . . . . . . .            -         1,216          1,357
                                                        ------------  ------------  -------------
                                                              2,473         2,505          3,454

Capital Assets (Note 4). . . . . . . . . . . . . . . .      505,231       517,104        505,261
                                                        ------------  ------------  -------------

                                                            507,704   $   519,609   $    508,715
                                                        ============  ============  =============

                                  LIABILITIES
Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . .  $   239,210   $   198,129   $    214,643
  Notes and advances payable  (Note 5) . . . . . . . .       38,572        31,989         32,139
                                                            277,782       230,118        246,782

                              SHAREHOLDERS' EQUITY
Capital Stock  (Note 6)
  Authorized:
    50,000,000 common shares with a
        stated par value of $.001/share
      3,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
    23,318,666 common shares  (2002: 22,898,666) . . .       23,319        22,899         23,319

  Capital in excess of par value . . . . . . . . . . .    2,189,451     2,157,992      2,189,451
                                                        ------------  ------------  -------------
                                                          2,212,770     2,180,891      2,189,451
Accumulated Deficit During
  Development Stage. . . . . . . . . . . . . . . . . .   (1,982,848)   (1,891,400)    (1,950,837)
                                                        ------------  ------------  -------------
                                                            229,922       289,491        261,933
                                                        ------------  ------------  -------------

                                                        $   507,704   $   519,609   $    508,715
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

"Blaine  Haug"  Director

"Wayne  Koch"   Director

                         See Accompanying Notes To Financial Statements

                                                        PRIME AIR, INC.
                                                 (A Development Stage Company)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (all  figures  in  US  dollars)

                                                                                                                   From Inception
                                                Three Months      Six Months      Three Months      Six Months     March 10, 1989
                                                Ended June 30    Ended June 30    Ended June 30    Ended June 30     To June 30
                                                    2003             2003             2002             2002             2002
                                               ---------------  ---------------  ---------------  ---------------  ---------------
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . .               -                -                -                -   $       114,720
  Audit and accounting. . . . . . . . . . . .  $        1,131   $        2,086            1,937            1,937           114,030
  Advertising . . . . . . . . . . . . . . . .               -                -                -                -            18,083
  Amortization. . . . . . . . . . . . . . . .           5,628           10,381            3,087            6,174           153,489
  Association membership fees . . . . . . . .               -                -                -                -             5,768
  Automotive. . . . . . . . . . . . . . . . .           1,340            2,295                -                -            21,459
  Bad debts . . . . . . . . . . . . . . . . .               -                -                -                -             1,933
  Commissions and finders' fees . . . . . . .               -                -                -                -            22,311
  Consulting. . . . . . . . . . . . . . . . .               -                -              920          680,229
  Insurance . . . . . . . . . . . . . . . . .              33              386            1,125            1,350            32,317
  Interest and service charges. . . . . . . .              76              150               67              143            16,992
  Legal costs . . . . . . . . . . . . . . . .               -                -                -                -           181,941
  Management remuneration . . . . . . . . . .               -                -                -                -            77,287
  Office and general. . . . . . . . . . . . .            (489)              87                -                -           165,723
  Repairs and maintenance . . . . . . . . . .              53              629                -               93            11,136
  Rent and property taxes - airport facility.               -                -                -                -            70,651
  Telephone and utilities . . . . . . . . . .           3,008            3,020            2,041            1,955            93,679
  Transfer agent, listing and filing fees . .           1,156            2,306            1,480            2,636            65,244
  Travel, promotion and entertainment . . . .               -                -                -                -           114,628
                                               ---------------  ---------------  ---------------  ---------------  ---------------
                                                       11,936           21,340            9,737           15,208         1,961,620
                                               ---------------  ---------------  ---------------  ---------------  ---------------

  Loss (gain) on foreign exchange conversion.           1,941           10,671           (1,010)          (1,008)           15,875
  Interest income . . . . . . . . . . . . . .               -                -                -                -             6,153
                                               ---------------  ---------------  ---------------  ---------------  ---------------
                                                        1,941           10,671           (1,010)          (1,008)           22,028
                                               ---------------  ---------------  ---------------  ---------------  ---------------

Net Loss For The Period . . . . . . . . . . .  $       13,877   $       32,011   $        8,727   $       14,200   $     1,982,648
                                               ===============  ===============  ===============  ===============  ===============


Net Loss Per Common Share . . . . . . . . . .         (0.0006)         (0.0014)         (0.0004)         (0.0006)
                                               ===============  ===============  ===============  ===============


Weighted Average Common Shares Outstanding. .      22,983,281       22,898,666       22,898,666       22,898,666        21,586,358
                                               ===============  ===============  ===============  ===============  ===============

                                          See Accompanying Notes To Financial Statements

                                                     PRIME AIR, INC.
                                             ( A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                         Accumulated
                                                                       Capital in                      Deficit During
                                                                       Excess of         Share           Development
                                                 Common      Shares   (Less than)    Subscriptions          Stage
                                                 Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                               -----------  --------  ------------  ---------------  -------------------
Balance at Inception on
   March 10, 1989 . . . . . . . . . . . . . .           -   $     -   $         -   $            -   $                -
Issue of common shares for cash
   at $.001/share . . . . . . . . . . . . . .   1,260,474     1,260          (630)               -                    -
Net loss for the year ended
   March 31, 1990 . . . . . . . . . . . . . .           -         -             -                -              (17,956)
                                               -----------  --------  ------------  ---------------  -------------------

Balance, March 31, 1990 . . . . . . . . . . .   1,260,474     1,260          (630)               -              (17,956)

Issue of common shares for cash
   at $.001/share . . . . . . . . . . . . . .     315,118       315          (157)               -                    -
Net loss for the year ended
   March 31, 1991 . . . . . . . . . . . . . .           -         -             -                -              (49,419)
                                               -----------  --------  ------------  ---------------  -------------------

Balance, March 31, 1991 . . . . . . . . . . .   1,575,592     1,575          (787)               -              (67,375)
Net loss for the year ended
   March 31, 1992 . . . . . . . . . . . . . .           -         -             -                -              (10,990)
                                               -----------  --------  ------------  ---------------  -------------------

Balance, March 31, 1992 . . . . . . . . . . .   1,575,592     1,575          (787)               -              (78,365)
Issue of common shares for cash
   at $.277/share . . . . . . . . . . . . . .     264,176       264        36,367                -                    -
   at $.214/share . . . . . . . . . . . . . .      34,138        34         3,611                -                    -
Net loss for the year ended
   March 31, 1993 . . . . . . . . . . . . . .           -         -             -                -              (38,426)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, March 31, 1993 . . . . . . . . . . .   1,873,906     1,873        39,191                -             (116,791)

Issue of common shares for services
   at nominal value . . . . . . . . . . . . .     184,346       184          (184)               -                    -

Issue of common shares for cash
   at $.001/share . . . . . . . . . . . . . .     600,000       600          (300)               -                    -
   at $.109/share . . . . . . . . . . . . . .       6,680         7           357                -                    -
   at $.154/share . . . . . . . . . . . . . .      47,268        47         3,596                -                    -
   at $.280/share . . . . . . . . . . . . . .      38,802        39         5,380                -                    -
   at $.330/share . . . . . . . . . . . . . .      46,322        46         7,601                -                    -
   at $.463/share . . . . . . . . . . . . . .     174,890       175        40,243                -                    -
   at $.694/share . . . . . . . . . . . . . .      31,512        32        10,891                -                    -
   at $.925/share . . . . . . . . . . . . . .      15,756        16         7,266                -                    -
Net loss for the year ended
   March 31, 1994 . . . . . . . . . . . . . .           -         -             -                -              (36,272)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, March 31, 1994 . . . . . . . . . . .   3,019,482   $ 3,019   $   114,041   $            -   $         (153,063)
                                               -----------  --------  ------------  ---------------  -------------------

                                  See Accompanying Notes To Financial Statements

                                                     PRIME AIR, INC.
                                             ( A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                         Accumulated
                                                                       Capital in                      Deficit During
                                                                       Excess of         Share           Development
                                                 Common      Shares   (Less than)    Subscriptions          Stage
                                                 Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                               -----------  --------  ------------  ---------------  -------------------
Balance Forward . . . . . . . . . . . . . . .   3,019,482   $ 3,019   $   114,041   $            -   $         (153,063)

Issue of common shares for services
   at nominal value . . . . . . . . . . . . .   1,874,956     1,875        (1,875)               -                    -

Issue of common shares for cash
   at $.374/share . . . . . . . . . . . . . .     497,384       498        92,448                -                    -
   at $.463/share . . . . . . . . . . . . . .     608,178       608       139,982                -                    -
Net loss for the year ended
   June 28, 1994. . . . . . . . . . . . . . .           -         -             -                -              (40,947)
                                               -----------  --------  ------------  ---------------  -------------------

Balance, June 28, 1994. . . . . . . . . . . .   6,000,000     6,000       344,596                -             (194,010)

Share subscription at $.367/share . . . . . .           -         -        (7,313)             (20)                   -

Net loss for the year ended
   December 31, 1994. . . . . . . . . . . . .           -         -             -                -             (135,530)
                                               -----------  --------  ------------  ---------------  -------------------

Balance, December 31, 1994. . . . . . . . . .   6,000,000     6,000       337,283              (20)            (329,540)

Issue of common shares for cash
   and/or services at an average
   of $.234/share . . . . . . . . . . . . . .   1,125,100     1,125       130,630                -                    -

Net loss for the year ended
   December 31, 1995. . . . . . . . . . . . .           -         -             -                -              (71,266)
                                               -----------  --------  ------------  ---------------  -------------------

Balance, December 31, 1995. . . . . . . . . .   7,125,100     7,125       467,913              (20)            (400,806)

Issue of common shares for cash
   at $.50/share. . . . . . . . . . . . . . .   3,021,116     3,021       752,259                -                    -

Issue of common shares for services
   at fair value. . . . . . . . . . . . . . .   2,967,346     2,967       145,400                -                    -

Net loss for the year ended
   December 31, 1996. . . . . . . . . . . . .           -         -             -                -             (385,300)
                                               -----------  --------  ------------  ---------------  -------------------

Balance, December 31, 1996. . . . . . . . . .  13,113,562   $13,113   $ 1,365,572   $          (20)  $         (786,105)
                                               -----------  --------  ------------  ---------------  -------------------

                                  See Accompanying Notes To Financial Statements

                                                     PRIME AIR, INC.
                                             ( A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                         Accumulated
                                                                       Capital in                      Deficit During
                                                                       Excess of         Share           Development
                                                 Common      Shares   (Less than)    Subscriptions          Stage
                                                 Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                               -----------  --------  ------------  ---------------  -------------------
Balance Forward . . . . . . . . . . . . . . .  13,113,562   $13,113   $ 1,365,572   $          (20)  $         (786,105)

Issue of common shares for services
   at fair value. . . . . . . . . . . . . . .     656,000       656        32,472                -                    -

Issue of common shares for
   debt settlements:
   at $.500/share . . . . . . . . . . . . . .     248,504       249        61,876                -                    -
   at $.504/share . . . . . . . . . . . . . .      72,760        73        18,266                -                    -
   at $.530/share . . . . . . . . . . . . . .     189,600       189        50,098                -                    -

Net loss for the year ended
   December 31, 1997. . . . . . . . . . . . .           -         -             -                -             (222,169)
                                               -----------  --------  ------------  ---------------  -------------------

Balance, December 31, 1997. . . . . . . . . .  14,280,426    14,280     1,529,284              (20)          (1,008,274)
                                               -----------  --------  ------------  ---------------  -------------------

Issue of common shares for
   debt settlements:
   at $.3935/share. . . . . . . . . . . . . .      20,000        20         3,853                -                    -
   at $.4006/share. . . . . . . . . . . . . .      36,430        37         7,260                -                    -

Issue of common shares for services
   at fair value. . . . . . . . . . . . . . .   3,327,454     3.327       163,046                -                    -
                                               -----------  --------  ------------  ---------------  -------------------
Balance, May 17, 1998 . . . . . . . . . . . .  17,664,310    17,664     1,702,115              (20)          (1,008,274)

Issue of common shares for
   debt settlements:
   at $.25/share. . . . . . . . . . . . . . .      64,800        65        16,135                -                    -
Issue of common shares for services
   at fair value. . . . . . . . . . . . . . .     290,000       290        14,210                -                    -

Transfer Agent adjustment . . . . . . . . . .      (6,000)       (6)            -                -                    -

Write off of uncollectable share
   subscription receivable. . . . . . . . . .           -         -         7,313               20                    -

Net loss for the year ended
   December 31, 1998. . . . . . . . . . . . .           -         -             -                -             (330,188)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 1998. . . . . . . . . .  18,013,110   $18,013   $ 1,739,773   $            -   $       (1,338,462)
                                               -----------  --------  ------------  ---------------  -------------------

                                  See Accompanying Notes To Financial Statements

                                                     PRIME AIR, INC.
                                             ( A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                             (  all figures in US dollars )

                                                                                                         Accumulated
                                                                       Capital in                      Deficit During
                                                                       Excess of         Share           Development
                                                 Common      Shares   (Less than)    Subscriptions          Stage
                                                 Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                               -----------  --------  ------------  ---------------  -------------------
Balance Forward . . . . . . . . . . . . . . .  18,013,110   $18,013   $ 1,739,773   $            -   $       (1,338,462)

Issue of common shares for
   debt settlements:
   at $.20/share. . . . . . . . . . . . . . .     201,250       202        40,048                -                    -
   at $.25/share. . . . . . . . . . . . . . .     423,200       423       105,377                -                    -
Issue of common shares for services
   at fair value. . . . . . . . . . . . . . .   1,010,000     1,010        49,490                -                    -
Net loss for the year ended
   December 31, 1999. . . . . . . . . . . . .           -         -             -                -             (326,607)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 1999. . . . . . . . . .  19,647,560    19,648     1,934,688                -           (1,665,069)

Issue of common shares for cash
   at $.08/share. . . . . . . . . . . . . . .     500,000       500        39,500                -                    -
Issue of common shares for debt settlements:
   at $.08/share. . . . . . . . . . . . . . .       4,100         4           324                -                    -
   at $.10/share. . . . . . . . . . . . . . .     871,006       871        86,230                -                    -
Net loss for the year ended
   December 31, 2000. . . . . . . . . . . . .           -         -             -                -             (116,336)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 2000. . . . . . . . . .  21,022,666    21,023     2,062,742                -           (1,781,405)

Issue of common shares for cash
   at $.08/share. . . . . . . . . . . . . . .     300,000       300        23,700                -                    -
Issue of common shares for
   debt settlement
   at $.08/share (Note 7) . . . . . . . . . .     250,000       250        19,750                -                    -
Issue of common shares for services
   at fair value (Note 7) . . . . . . . . . .     400,000       400        19,600                -                    -
Transfer Agent adjustment . . . . . . . . . .       6,000         6             -                -                    -

Net loss for the year ended
   December 31, 2001. . . . . . . . . . . . .           -         -             -                -              (81,595)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 2001. . . . . . . . . .  21,978,666   $21,979   $ 2,123,792   $            -   $       (1,863,000)

Issue of common shares for. . . . . . . . . .   1,020,000     1,020        49,979                -                    -
   services at fair value
Issue of common shares for. . . . . . . . . .     320,000       320        15,680                -                    -
   cash at $0.05/share
Net loss for the year ended
   December 31, 2002. . . . . . . . . . . . .           -         -             -                -              (87,837)
Balance, December 31, 2002. . . . . . . . . .  23,318,666    23,319     2,189,451                -           (1,950,837)
                                               -----------  --------  ------------  ---------------  -------------------

Net loss for the six months ended
   June 30, 2003. . . . . . . . . . . . . . .           -         -             -                -              (32,011)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, June 30, 2003. . . . . . . . . . . .  23,318,666   $23,319   $ 2,189,451   $            -   $       (1,982,848)
                                               ===========  ========  ============  ===============  ===================

                                  See Accompanying Notes To Financial Statements

                                                    PRIME AIR, INC.
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (all figures in US dollars)


                                               -                -                -                -          From Inception
                                               -                -                -                -          March 10, 1989
                                         Three Months      Six Months      Three Months      Six Months            to
                                         Ended June 30    Ended June 30    Ended June 30    Ended June 30       June 30
                                             2003             2003             2002             2002              2003
                                        ---------------  ---------------  ---------------  ---------------  ----------------
                                         (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES:


OPERATING
  Net loss . . . . . . . . . . . . . .  $       (8,727)  $      (14,200)  $       (8,727)  $      (14,200)  $    (1,982,648)
  Non-cash charge - amortization . . .           3,087            6,174            3,087            6,174           153,459
                                        ---------------  ---------------  ---------------  ---------------  ----------------
                                                (5,640)          (8,026)          (5,640)          (8,026)       (1,830,159)


  Change in non-cash working capital
      balances relating to operations
      Prepaid expenses operations. . .            (158)            (272)           1,043            1,246            (1,857)
                                        ---------------  ---------------  ---------------  ---------------  ----------------
     Goods and Services Tax
        recoverable. . . . . . . . . .                            1,357
                                        ---------------  ---------------  ---------------  ---------------  ----------------
      Accounts payable and
       accrued liabilities . . . . . .          15,188           24,567          239,210
                                        ---------------  ---------------  ---------------  ---------------  ----------------
                                                 6,781            4,022           (4,597)          (6,780)       (1,592,806)
                                        ---------------  ---------------  ---------------  ---------------  ----------------


FINANCING
  Notes and advances payable . . . . .           3,492            6,433            4,973          (15,176)           38,572

  Issue of capital stock . . . . . . .                                                 -           20,920        2,212,770
                                        ---------------  ---------------  ---------------  ---------------  ----------------

                                                 3,472            6,433            4,973            5,744         2,251,342
                                        ---------------  ---------------  ---------------  ---------------  ----------------

INVESTING
  Capital assets . . . . . . . . . . .         (10,887)         (10,351)                                           (657,920)
                                        ---------------  ---------------  ---------------  ---------------  ----------------

NET CASH INFLOW (OUTFLOW). . . . . . .            (614)             104              376           (1,036)              616

CASH, BEGINNING OF YEAR. . . . . . . .           1,230              512              677            2,089                 0
                                        ---------------  ---------------  ---------------  ---------------  ----------------

CASH, END OF PERIOD. . . . . . . . . .  $          616   $          616   $        1,053   $        1,053   $           616
                                        ===============  ===============  ===============  ===============  ================

                                  See Accompanying Notes To Financial Statements

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002


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

3.     SIGNIFICANT  ACCOUNTING  POLICIES

Reporting  Currency
-------------------

All amounts in these consolidated financial statements are reported in U.S. funds. Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $ 1.5906 CDN/$1.00 U.S. Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows: $ 1.5484 CDN/$1.00 U.S. (2000: $1.4852 CDN/ $1.00 U.S.). Exchange rates at June 30, 2003 have been recorded as $1.34651 CDN/$1.00 U.S.

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002


4.    CAPITAL  ASSETS

Capital assets consist of the following at June 30, 2003 and 2002 and December 31, 2002:


                                                      June  30,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  138,836     $  503,136
     Computer  equiptment                      1,035          258            775
     Furniture  and  equipment                 5,154        3,834          1,320
                                          --------------------------------------
                                          $  648,161   $  142,928     $ 505,231
                                          ======================================

                                                      June  30,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 126,337      $  518,522

     Furniture  and  equipment                 5,154       3,685           1,418
                                          --------------------------------------
                                          $  647,126   $ 130,022      $  517,104
                                          ======================================

                                                    December  31,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  138,836     $  503,136
     Computer  equiptment                        948          142            806
     Furniture  and  equipment                 5,154        3,835          1,319
                                          --------------------------------------
                                          $  648,074   $  142,813     $ 505,261
                                          ======================================

5.    NOTES  AND  ADVANCES  PAYABLE

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment. Included therein is an amount of $38,572 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,645,226 shares of common stock of the Company, that holding representing 9.80% of the issued and outstanding capital of the Company.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

6.    CAPITAL  STOCK  (CONTINUED)


                                                       Number  of  Shares  Consideration
                                                       ------------------  -------------
         Balance, December 31, 2000 . . . . . .               21,022,666  $   2,081,765
                                                       ------------------  -------------

         During year ended December 31, 2001
              - for cash. . . . . . . . . . . . . .              300,000         24,000
              - shares-for-debt settlements . . . .              250,000         20,000
              - consulting and related services . .              400,000         20,000
              - Transfer Agent correction . . . . .                6,000              6
                                                       ------------------  -------------
                                                                 956,000         64,406
                                                       ------------------  -------------
         Balance, December 31, 2001 . . . . . . . .           21,978,666      2,145,771
                                                       ------------------  -------------
         During  year  ended  December  31,  2002
              - for cash                                         320,000         16,000
              -  consulting  and  related  services            1,020,000         50,999
                                                       ------------------  -------------
                                                               1,342,000         66,999
                                                       ------------------  -------------

         Balance,  June  30,  2003                            23,318,666  $   2,212,770
                                                       ==================  =============

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002


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

No lease payments were made during the years ended December 31, 2002 or 2001 as there were no gross receipts derived from operations in those years. The Company, however, was obligated to pay property taxes imposed by municipal authorities, such levies amounting to $9,852. for the year ended December 31, 2002 (2001: $8,426).

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

                                                  By: /s/ Blaine Haug
                                                      -----------------
                                                      Blaine Haug
                                                       Chairman of the Board and
                                                       Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Blaine Haug and Wayne Koch, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all part of or amendments to this Quarterly Report on Form 10-QSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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