Form 10QSB
period 2003-09-30
PRIME AIR INC
filed 2003-11-06
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the quarter ended September 30, 2003

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

TABLE  OF  CONTENTS
-------------------

                                PRIME AIR, INC.
                                      INDEX
                                                                              PAGE NO.
                                           PART I
ITEM 1            Description                                                    3
                  General                                                        5
ITEM 2            Description of Property                                        6
ITEM 3            Legal Proceedings                                              6
ITEM 4            Submission of Matters to a Vote of Security Holders            7


    PART II
ITEM 5            Market for Common Equity and Related Stockholder Matters       7
ITEM 6            Management's Discussion and Analysis or Plan of Operation      8
ITEM 7            Financial Statements                                       10-22


                                    PART III
ITEM 8            Exhibits and Reports on Form 8-K                              23
                  Signatures                                                    24


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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in this Quarterly Report, and with the audited financial statements and notes thereto included in the Annual Report on form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission for the fiscal years as stated above.

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

EMPLOYEES

The Company, including Prime Air BC, had one employee as of September 30, 2003, consisting of Mr. Haug, who was employed part-time.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended September 30, 2003.

                                    PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (25,518,666 shares) computed by using the closing sale price on April 9, 2002, was $2,050,407, however, trading through market makers and through other electronic means has ceased pending reinstatement of approval to market maker representation, therefore no value can be stated as it would apply to normal trading activities until reinstatement occurs.

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

The results of the operations for the quarter ended September 30, 2003 show an income of $9,085 compared with a loss of $13,234 for the same quarter of the previous year. On a year to date basis, the company shows a net loss of $21,930 compared with $29,447 of the prior year. The material items effecting the financial statements are the recovery of legal expenses of $106,996 in the current quarter - management was successful in negotiating a settlement with three law firms wherein a reduced amount was paid to reach a full and final settlement of amounts owing, plus the calculation of an exchange difference reflecting the weakening of the US dollar in comparison to the Canadian dollar as it becomes a loss on foreign exchange conversion in the financial statements of the company. This latter point is not a cash or operating cost, however, reflects the exchange difference as at September 30, 2003. Because of the "development stage" nature of the company, those figures may be representative of the continuing nature of the Company on a current basis, but not representative of the company if it is successful at securing funding for the Whistler, British Columbia component of its intended operation.

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

THE PAST YEAR/QUARTER. Due to the Company's negative working capital, the year 2002 and the current operating quarter remain difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow. Management, however, was able to "settle" amounts owing to three law firms, representing a net benefit to the company of $106,996 during the quarter.

RESULTS  OF  OPERATIONS

The  Company  has  not  yet  initiated  air  operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2003, the Company's negative working capital was ($127,561) compared with a negative working capital balance of ($275,309) at the end of the previous quarter.

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

                                         PRIME AIR, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED BALANCE SHEETS
                                    (all figures in US dollars)


                                                         September 30    September 30    December 31
                                                             2003            2002           2002
                                                        --------------  --------------  -------------
                                                         (Unaudited)     (Unaudited)      (Audited)
                                     ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . .  $      20,225   $       1,667   $        512
  Prepaid expenses . . . . . . . . . . . . . . . . . .          6,247           4,241          1,585
  Goods and Services Tax recoverable . . . . . . . . .              -           1,234          1,357
                                                        --------------  --------------  -------------
                                                               26,472           7,142          3,454

Capital Assets (Note 4). . . . . . . . . . . . . . . .        505,190         514,017        505,261

                                                        --------------  --------------  -------------
                                                              531,662   $     521,159   $    508,715
                                                        ==============  ==============  =============

                                          LIABILITIES

Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . .  $     115,674   $     212,418   $    214,643
  Notes and advances payable  (Note 5) . . . . . . . .         38,359          31,989         32,139
                                                        --------------  --------------  -------------
                                                              154,033         244,407        246,782
                                                        --------------  --------------  -------------

                              SHAREHOLDERS' EQUITY
Capital Stock  (Note 6)
  Authorized:
    50,000,000 common shares with a
        Stated par value of $.001/share
      3,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
    25,518,666 common shares    (2002: 22,898,666) . .         23,398          22,899         23,319

  Capital in excess of par value . . . . . . . . . . .      2,289,372       2,143,792      2,189,451
                                                        --------------  --------------  -------------
                                                            2,312,770       2,166,691      2,189,451
Accumulated Deficit During
  Development Stage. . . . . . . . . . . . . . . . . .     (1,935,141)     (1,889,939)    (1,950,837)
                                                        --------------  --------------  -------------
                                                              377,629         276,752        261,933
                                                        --------------  --------------  -------------

                                                        $     531,662   $     521,159   $    508,715
                                                        ==============  ==============  =============

Approved  on  Behalf  of  the  Board:

"Blaine  Haug"   Director

"Wayne  Koch"    Director

                           See Accompanying Notes To Financial Statements

                                                    PRIME AIR, INC.
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (all figures in US dollars)

                                                                                                              From Inception
                                                Three Months    Nine Months     Three Months    Nine Months   March 10, 1989
                                                   Ended           Ended           Ended           Ended       To September
                                                September 30    September 30    September 30    September 30        30
                                                    2003            2003            2002           2002            2002
                                                (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                               --------------  --------------  --------------  -------------  ---------------
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . .              -               -               -              -   $       114,720
  Audit and accounting. . . . . . . . . . . .  $       1,087   $       3,174             972          2,906           115,117
  Advertising . . . . . . . . . . . . . . . .              -               -               -              -            18,083
  Amortization. . . . . . . . . . . . . . . .          5,412          15,793           3,087          9,261           158,901
  Association membership fees . . . . . . . .              -               -               -              -             5,768
  Automotive. . . . . . . . . . . . . . . . .             32           2,327               -              -            21,459
  Bad debts . . . . . . . . . . . . . . . . .              -               -               -              -             1,933
  Commissions and finders' fees . . . . . . .              -               -               -              -            22,311
  Consulting. . . . . . . . . . . . . . . . .              -               -             920        680,229
  Insurance . . . . . . . . . . . . . . . . .              6             382             790          2,140            32,323
  Interest and service charges. . . . . . . .            125             275              56            199            17,117
  Legal costs (recovered) . . . . . . . . . .       (106,996)       (106,996)              -              -            74,945
  Management remuneration . . . . . . . . . .              -          50,000               -              -           127,287
  Office and general. . . . . . . . . . . . .            407             494               -              -           166,130
  Repairs and maintenance . . . . . . . . . .            338             967               -             93            11,474
  Rent and property taxes - airport facility.          9,123           9,123           8,336          8,336            79,774
  Telephone and utilities . . . . . . . . . .            318           3,338            (868)         1,087            93,997
  Transfer agent, listing and filing fees . .          1,250           3,556             615          3,251            66,494
  Travel, promotion and entertainment . . . .              -               -               -              -           114,628
                                               --------------  --------------  --------------  -------------  ---------------
                                                      88,898         (17,567)        (12,988)        28,193         1,961,620
                                               --------------  --------------  --------------  -------------  ---------------

  Loss (gain) on foreign exchange conversion.        (29,813)          2,858            (246)        (1,254)           15,875
  Interest income . . . . . . . . . . . . . .              -             987               -              -             6,153
                                               --------------  --------------  --------------  -------------  ---------------
                                                     (28,813)          3,845            (246)        (1,254)           22,028
                                               --------------  --------------  --------------  -------------  ---------------

Net Income (Loss) For The Period. . . . . . .  $      59,285   $      15,696   $      12,742   $     26,939   $     1,983,648
                                               ==============  ==============  ==============  =============  ===============



Net Loss Per Common Share . . . . . . . . . .        (0.0025)        (0.0007)        (0.0006)       (0.0012)
                                               ==============  ==============  ==============  =============



Weighted Average Common Shares Outstanding. .     23,483,281      22,983,281      22,898,666     22,898,666        21,586,358
                                               ==============  ==============  ==============  =============  ===============

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

                                                  PRIME AIR, INC.
                                           ( A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                            ( all figures in US dollars )

                                                                                                         Accumulated
                                                                       Capital in                      Deficit During
                                                                       Excess of         Share           Development
                                                 Common      Shares   (Less than)    Subscriptions          Stage
                                                 Shares      Amount    Par Value      Receivable     (Unaudited-Note 1)
                                               -----------  --------  ------------  ---------------  -------------------
Balance Forward . . . . . . . . . . . . . . .  18,013,110   $18,013   $ 1,739,773   $            -   $       (1,338,462)

Issue of common shares for
   debt settlements:
   at $.20/share. . . . . . . . . . . . . . .     201,250       202        40,048                -                    -
   at $.25/share. . . . . . . . . . . . . . .     423,200       423       105,377                -                    -
Issue of common shares for services
   at fair value. . . . . . . . . . . . . . .   1,010,000     1,010        49,490                -                    -
Net loss for the year ended
   December 31, 1999. . . . . . . . . . . . .           -         -             -                -             (326,607)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 1999. . . . . . . . . .  19,647,560    19,648     1,934,688                -           (1,665,069)

Issue of common shares for cash
   at $.08/share. . . . . . . . . . . . . . .     500,000       500        39,500                -                    -
Issue of common shares for debt settlements:
   at $.08/share. . . . . . . . . . . . . . .       4,100         4           324                -                    -
   at $.10/share. . . . . . . . . . . . . . .     871,006       871        86,230                -                    -
Net loss for the year ended
   December 31, 2000. . . . . . . . . . . . .           -         -             -                -             (116,336)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 2000. . . . . . . . . .  21,022,666    21,023     2,062,742                -           (1,781,405)

Issue of common shares for cash
   at $.08/share. . . . . . . . . . . . . . .     300,000       300        23,700                -                    -
Issue of common shares for debt
   at $.08/share (Note 7) . . . . . . . . . .     250,000       250        19,750                -                    -
Issue of common shares for services
   at fair value (Note 7) . . . . . . . . . .     400,000       400        19,600                -                    -
Transfer Agent adjustment . . . . . . . . . .       6,000         6             -                -                    -
Net loss for the year ended December 31,2001.           -         -             -                -              (81,595)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 2001. . . . . . . . . .  21,978,666   $21,979   $ 2,123,792   $            -   $       (1,863,000)

Issue of common shares for. . . . . . . . . .   1,020,000     1,020        49,979                -                    -
   services at fair value
Issue of common shares for. . . . . . . . . .     320,000       320        15,680                -                    -
   cash at $0.05/share
Net loss for the year ended
   December 31, 2002. . . . . . . . . . . . .           -         -             -                -              (87,837)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, December 31, 2002. . . . . . . . . .  23,318,666    23,319     2,189,451                -           (1,950,837)

Issue of common shares for services at
  Fair value. . . . . . . . . . . . . . . . .   1,200,000     1,200        50,921
Issue of common shares for cash at $.05 . . .   1,000,000     1,000        49,000                -                    -
                                               -----------  --------  ------------  ---------------  -------------------
Net loss for the Nine months ended
   September 30, 2003 . . . . . . . . . . . .           -         -             -                -              (21,930)
                                               -----------  --------  ------------  ---------------  -------------------
Balance, September 30, 2003 . . . . . . . . .  25,518,666   $23,398   $ 2,289,372   $            -   $       (1,972,767
                                               ===========  ========  ============  ===============  ===================

                 See Accompanying Notes To Financial Statements

                                                   PRIME AIR, INC.
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (all figures in US dollars)

                                                                                                          From Inception
                                          Three Months    Nine Months     Three Months    Nine Months     March 10, 1989
                                             Ended           Ended           Ended           Ended              to
                                          September 30    September 30    September 30    September 30     September 30
                                              2003            2003            2002            2002             2003
                                         --------------  --------------  --------------  --------------  ----------------
                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

NET INFLOW (OUTFLOW) OF CASH RELATED
TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss (gain) . . . . . . . . . . .  $       9,085   $     (21,930)  $     (12,742)  $     (26,939)  $  (  1,992,767)
  Non-cash charge - amortization. . . .          5,412          15,793           3,087           9,261           158,901
  Consulting services - shares issued .         30,999          30,999          30,999
                                         --------------  --------------  --------------  --------------  ----------------
                                                45,496          24,862          (9,655)        (17,678)       (1,782,867)


  Change in non-cash working capital
      balances relating to operations:
      Prepaid expenses. . . . . . . . .         (4,390)         (4,662)         (4,021)         (2,777)           (6,247)
      Goods and Services Tax. . . . . .          1,357
       Accounts payable and
     accrued liabilities. . . . . . . .       (123,536)        (99,041)        115,674
                                         --------------  --------------  --------------  --------------  ----------------
                                               (82,430)        (77,484)        (13,676)        (20,455)       (1,673,440)
                                         --------------  --------------  --------------  --------------  ----------------


FINANCING
  Notes and advances payable. . . . . .           (213)          6,220          14,290            (887)           38,359
  Issue of capital stock. . . . . . . .        100,000         100,000          20,920       2,312,770
                                         --------------  --------------  --------------  --------------  ----------------

                                                17,357         106,220          14,290          20,033         2,351,129
                                         --------------  --------------  --------------  --------------  ----------------

INVESTING
  Capital assets. . . . . . . . . . . .          2,252          (9,023)       (657,464)
                                         --------------  --------------  --------------  --------------  ----------------

NET CASH INFLOW (OUTFLOW) . . . . . . .         19,609          19,713             614            (422)           20,225

CASH, BEGINNING OF YEAR . . . . . . . .            616             512            1053            2089                 0
                                         --------------  --------------  --------------  --------------  ----------------

CASH, END OF PERIOD . . . . . . . . . .  $      20,225   $      20,225   $       1,667   $       1,667   $        20,225
                                         ==============  ==============  ==============  ==============  ================

                              See Accompanying Notes To Financial Statements

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and Nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year.

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

3.     SIGNIFICANT  ACCOUNTING  POLICIES

Reporting  Currency
-------------------

All amounts in these consolidated financial statements are reported in U.S. funds. Monetary assets and liabilities have been converted from Canadian funds where applicable utilizing the year-end closing exchange rate of $ 1.5769 CDN/$1.00 U.S. Transactions recorded throughout the year in the accounts of the Canadian subsidiary have been converted to their U.S. equivalent at actual amounts where available or by utilizing the average annual rate as posted by the Internal Revenue Service of the United States as follows: $ 1.5704 CDN/$1.00 U.S. (2001: $1.5484 CDN/ $1.00 U.S.). Exchange rates at September 30, 2003 have been calculated at $1.3530 CDN/$1.00 U.S.

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


4.    CAPITAL  ASSETS

Capital assets consist of the following at September 30, 2003 and 2002 and December 31, 2002:

                                                     September 30,  2003
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  138,836     $  503,136
     Computer  equiptment                      1,049          315            734
     Furniture  and  equipment                 5,154        3,834          1,320
                                          --------------------------------------
                                          $  648,175   $  142,985     $ 505,190
                                          ======================================

                                                     September 30,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $ 129,373      $  512,599

     Furniture  and  equipment                 5,154       3,736           1,418
                                          --------------------------------------
                                          $  647,126   $ 130,109      $  514,017
                                          ======================================

                                                    December  31,  2002
                                          --------------------------------------
                                                       Accumulated     Net  Book
                                            Cost      Amortization       Value
                                          --------------------------------------
     Air  terminal  construction  costs   $  641,972   $  138,836     $  503,136
     Computer  equiptment                        948          142            806
     Furniture  and  equipment                 5,154        3,835          1,319
                                          --------------------------------------
                                          $  648,074   $  142,813     $ 505,261
                                          ======================================

5.    NOTES  AND  ADVANCES  PAYABLE

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment. Included therein is an amount of $21,359 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,745,226 shares of common stock of the Company, that holding representing 9.80% of the issued and outstanding capital of the Company.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

6.    CAPITAL  STOCK  (CONTINUED)


                                                       Number  of  Shares  Consideration
                                                       ------------------  -------------
         Balance, December 31, 2000 . . . . . .               21,022,666  $   2,081,765
                                                       ------------------  -------------

         During year ended December 31, 2001
              - for cash. . . . . . . . . . . . . .              300,000         24,000
              - shares-for-debt settlements . . . .              250,000         20,000
              - consulting and related services . .              400,000         20,000
              - Transfer Agent correction . . . . .                6,000              6
                                                       ------------------  -------------
                                                                 956,000         64,406
                                                       ------------------  -------------
         Balance, December 31, 2001 . . . . . . . .           21,978,666      2,145,771
                                                       ------------------  -------------
         During  year  ended  December  31,  2002
              - for cash                                         320,000         16,000
              -  consulting  and  related  services            1,020,000         50,999
                                                       ------------------  -------------
                                                               1,342,000         66,999
                                                       ------------------  -------------

         Balance,  June  30,  2003                            23,318,666  $   2,212,770
                                                       ------------------  -------------
         During the nine months ended September 30, 2003
              - for cash                                       1,000,000         50,000
              - consulting and related services                1,200,000         50,000
                                                       ------------------  -------------
                                                               2,200,000        100,000
                                                       ------------------  -------------

         Balance, September 30, 2002                          25,518,666  $   2,312,770
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

                                PRIME AIR, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2003 and 2002


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

PART  III


ITEM  8.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Reports  on  Form  8-K.

     None

(B)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

   EXHIBIT     DESCRIPTION OF
   NUMBER      DOCUMENT
   -------     --------------

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

                                                   By: /s/ Blaine Haug
                                                       -----------------
                                                       Blaine Haug
                                                       Chairman of the Board and
                                                       Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Blaine Haug and Wayne Koch, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all parts of or amendments to this Quarterly Report on Form 10-QSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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