Form 10KSB/A
period 2001-12-31
PRIME AIR INC
filed 2003-12-08
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

                                   (Mark One)
       [X] YEARLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the Year ended December 31, 2002

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

This Amendment No. 2 to the Registrant's Yearly Report on Form 10-KSB and 10-KSB/A No. 1 for the Yearly period ended December 31, 2002 is being filed to include information pursuant to a request for same made by the NASD for supplemental information by letter dated December 1, 2003.

The request was made pursuant to NASD Rule 6740 during the course of its review of a Form 211 Application and in particular with respect to certification pursuant to Sections 302 and 905 of the Sarbanes-Oxley Act of 2002.

     i) This "Amendment" to the Form 10-KSB/A No. 1 responds to the request and most notably provides submission enclosing certification in addition to the previous material filed as contained in "PART III Item 13, Exhibits and Reports on Form 10-K" to include the enclosed additional information which was inadvertently not included with the original material filed.

                                                  TABLE OF CONTENTS
                                                  -----------------
                                                   PRIME AIR, INC.
                                                        INDEX

                                                                                                               PAGE NO.
                                                        PART I
                  AMENDMENT                                                                                        2
ITEM 1            Description                                                                                      3

                                                       PART III
ITEM 8            Exhibits and Reports on Form 8-K                                                                 3
                  Signatures                                                                                       5

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


                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in this Amended Yearly Report, and with the audited financial statements and notes thereto included in the Annual Report on form 10-K/A for the year ended December 31, 2001 and 10-K and 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission for the fiscal years as stated.

ITEM  8.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Reports  on  Form  8-K.

     None

(B)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

    EXHIBIT    DESCRIPTION OF
    NUMBER     DOCUMENT
   --------    -----------------------------------------------------

     *32.1 Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     *32.2 Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed  herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, province of British Columbia, on the 5th day of December 2003.
Prime  Air,  Inc.

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

     SIGNATURE(S)                     TITLE(S)                        DATE
     ------------                     --------                        ----
     /s/  Blaine  Haug          Chairman of the Board and       December 5, 2003
     -----------------          Chief  Executive  Officer
     Blaine  Haug

     /s/ Wayne Koch             Treasurer                       December 5, 2003
     --------------
     Wayne  Koch