Form 10QSB/A
period 2002-09-30
PRIME AIR INC
filed 2003-12-08
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

                                 AMENDMENT NO. 2

                                EXPLANATORY NOTE

This Amendment No. 2 to the Registrant's Quarterly Report on Form 10-QSB and 10-QSB/A No. 1 for the quarterly period ended September 30, 2002 is being filed to include information pursuant to a request for same made by the NASD for supplemental information by letter dated December 1, 2003.

The request was made pursuant to NASD Rule 6740 during the course of its review of a Form 211 Application and in particular with respect to certification pursuant to Sections 302 and 905 of the Sarbanes-Oxley Act of 2002.

     i) This "Amendment" to the Form 10-QSB/A No. 1 responds to the request and most notably provides submission enclosing certification in addition to the previous material filed as contained in "PART III Item 8, Exhibits and Reports on Form 10-Q" to include the enclosed additional information which was inadvertently not included with the original material filed.

TABLE  OF  CONTENTS
-------------------

                                PRIME AIR, INC.
                                      INDEX

                                                                             PAGE NO.
                                     PART I
                  AMENDMENT                                                      2
ITEM 1            Description                                                    3

                                    PART III
ITEM  8           Exhibits and Reports on Form 8-K                               4
                  Signatures                                                     5

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

(A)     Reports  on  Form  8-K.

     None

(B)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

   EXHIBIT     DESCRIPTION OF
    NUMBER     DOCUMENT
    ------     --------

    * 32.1     Certifications  pursuant  to  10 U.S.C. Section 1350, as adopted pursuant to Section  906  of  the  Sarbanes-Oxley  Act  of  2002

    * 32.2     Certifications  pursuant  to  10 U.S.C. Section 1350, as adopted pursuant to Section  906  of  the  Sarbanes-Oxley  Act  of  2002

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