Form 10QSB/A
period 2003-03-31
PRIME AIR INC
filed 2003-12-08
CIK 1004973

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

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 is being filed to include information pursuant to a request for same made by the NASD for supplemental information by letter dated December 1, 2003.

The request was made pursuant to NASD Rule 6740 during the course of its review of a Form 211 Application and in particular with respect to certification pursuant to Sections 302 and 905 of the Sarbanes-Oxley Act of 2002.

i) This "Amendment" to the Form 10-QSB responds to the request and most notably provides submission enclosing certification in addition to the previous material filed as contained in "PART III Item 8, Exhibits and Reports on Form 10-Q" to include the enclosed additional information which was inadvertently not included with the original material filed.

TABLE  OF  CONTENTS               PRIME  AIR,  INC.                    Index
-------------------

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


ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

The following discussion should be read in conjunction with the unaudited financial statements provided under the original filing of materials and as amended and notes thereto included in this Amended Quarterly Report, and with the audited financial statements and notes thereto included in the Annual Report on form 10-K/A for the year ended December 31, 2001 and 10-K and 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission for the fiscal years as stated.

ITEM  8.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Reports  on  Form  8-K.

     None

(B)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

   EXHIBIT    DESCRIPTION OF
   NUMBER     DOCUMENT
   ------     --------

     *32.1    Certifications  pursuant  to  10  U.S.C.  Section 1350, as adopted pursuant to Section  906  of  the  Sarbanes-Oxley  Act  of  2002

     *32.2    Certifications  pursuant  to  10  U.S.C.  Section 1350, as adopted pursuant to Section  906  of  the  Sarbanes-Oxley  Act  of  2002

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