Form 10QSB/A
period 2003-06-30
PRIME AIR INC
filed 2003-12-08
CIK 1004973

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

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 is being filed to include information pursuant to a request for same made by the NASD for supplemental information by letter dated December 1, 2003.

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

TABLE  OF  CONTENTS
-------------------

                                 PRIME AIR, INC.
                                       INDEX

                                                                             PAGE NO.
                                     PART I
                  AMENDMENT (2)                                                  2
ITEM 1            Description                                                    3

                                    PART III
ITEM 8            Exhibits and Reports on Form 8-K                               3
                  Signatures                                                     5


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

                                    PART III


ITEM  8.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Reports  on  Form  8-K.

     None

(B)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

   EXHIBIT     DESCRIPTION OF
    NUMBER     DOCUMENT
   -------     --------
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