Form 10KSB/A
period 2001-12-31
PRIME AIR INC
filed 2004-05-05
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 3

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended  December  31,  2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  ________  to  __________

Commission  File  Number:  333-28249

                                 PRIME AIR, INC.
               (Exact name of Registrant as specified in charter)

            Nevada                                          Not  Applicable
            ------                                    --------------------------
State or other jurisdiction of                        I.R.S.  Employer  I.D. No.
incorporation or organization

Suite 601 - 938 Howe Street, Vancouver, British Columbia,              V6Z 1N9
----------------------------------------------------------------     ----------
          (Address  of  principal  executive  offices)               (Zip Code)

         Issuer's telephone number, including area code:  (604) 684-5700

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:  None

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
Yes [X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  -0-

Documents  Incorporated  by  Reference:  None

                                               TABLE OF CONTENTS
                                               -----------------

                                                PRIME AIR, INC.

                                                     INDEX

PART I                                                                                                  PAGE NO.
                                                                                                        --------
ITEM 1       Description
             General                                                                                          3
ITEM 2       Description of Property                                                                         13
ITEM 3       Legal Proceedings                                                                               13
ITEM 4       Submission of Matters to a Vote of Security Holders                                             14

PART II

ITEM 5       Market for Common Equity and Related Stockholder Matters                                        14
ITEM 6       Management's Discussion and Analysis or Plan of Operation                                       15
ITEM 7       Financial Statements                                                                            16
ITEM 8       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            31

PART III

ITEM 9       Directors, Executive Officers, Promoters and Control Persons                                    31
ITEM 10      Executive Compensation                                                                          32
ITEM 11      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  33
ITEM 12      Certain Relationships and Related Transactions                                                  34
ITEM 13      Exhibits and Reports on Form 8-K                                                                34
ITEM 14      Principal Accounting Fees                                                                       35

FORWARD-LOOKING  STATEMENTS

Some of the information presented in or incorporated by reference into this report constitutes "forward-looking statements." Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its proposed business and operations, it is possible that actual results may differ materially from its expectations. Factors that could cause actual results to differ from expectations include but are not limited to the inability of the Company to raise the additional capital necessary to fund its principal operations, dependence on a limited number of persons, and ability to attract tenants and air service to its terminal facility at the Permberton, British Columbia airport.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

General

     Prime Air, Inc, a Nevada corporation (the "Company") is engage in the business of managing and operating a commercial and local air terminal facility in the Whistler - Pemberton, British Columbia, Canada, area. Thereafter, it intends to operate aircraft service out of the facility. The Company conducts its operations through its subsidiary, Prime Air, Inc. ("Prime Air (BC)"), a company originally incorporated under the laws of the Province of British Columbia, Canada, on March 10, 1989, under the name "High Mountain Airlines Inc." Prime Air (BC) has entered into a lease and operating agreement with the Village of Pemberton, British Columbia, Canada, to plan, develop, construct, manage, and operate a terminal facility at the Pemberton Airport. Prime Air
(BC) has constructed the basic terminal building and proposes to facilitate air service to Pemberton Airport to serve the nearby resort community of Whistler. In addition, on September 26, 2003, the Company entered into an agreement with Galvin Flying Service, Inc. to provide Fixed Basic Operations (FBO) services in anticipation providing air service to Permberton. Previously, the Company entered into a Memorandum of Understanding with Voyageur Airways Limited ("Voyageur") to provide scheduled and charter passenger and cargo service from Vancouver International Airport. That Memorandum of Understanding has expired, although the parties continue to have discussions. Currently, there is no commercial passenger service to Pemberton Airport.

History

     Prime Air, Inc. was incorporated in the State of Nevada on November 10, 1996, for the purpose of changing the domicile of the Company from the State of Delaware. The predecessor to the Company was incorporated in the State of Delaware on April 4, 1995. The change of domicile was completed on December 15, 1997.

     Prior to incorporation in the State of Delaware, the Company was originally incorporated pursuant to the laws of the State of Utah on August 30,1993, under the name "Astro Enterprises, Inc." (referred to hereafter as "the Utah Corporation"). The Utah corporation changed its name to "Prime Air, Inc." on June 28, 1994.

     In June 1994, the Utah Corporation entered into a Merger Agreement with Prime Air (BC). Pursuant to the terms of the Merger Agreement, the shareholders of Prime Air (BC) exchanged all of their outstanding Prime Air (BC) shares for a controlling number of shares of the Utah corporation, such that upon completion of the exchange, the shareholders of Prime Air (BC) owned approximately 90% of the outstanding shares of the Utah Corporation and Prime Air (BC) became a wholly owned subsidiary of the Utah Corporation. The transaction was not a statutory merger. Management believes that the closing of such agreement was effected on June 28, 1994. In connection with the exchange of shares, the Utah Corporation effected a one-for-one hundred reverse split of its outstanding shares effective June 28, 1994, immediately prior to such closing. As a result of the stock-for-stock exchange, the former shareholders of Prime Air (BC) received 2,700,000 post-reverse spit shares, the 170 existing shareholders of the Utah Corporation retained 120,000 post-reverse split shares, and the Worthington Company, an entity controlled by Mr. Paul Parshall, retained 180,000 post-reverse split shares. In addition, the Worthington Company received consulting fees totaling $70,000 US from Prime Air (BC) for services performed in connection with the reorganization. Also, as a part of the reorganization, Mr. Parshall resigned as the sole director of the Utah Corporation and appointed Mr. Blaine Haug as the sole director. Also in connection with the reorganization, the name of the Utah Corporation was changed to Prime Air, Inc. and the number of authorized shares of Common Stock of the Utah Corporation was changed to 25,000,000 shares, par value $0.001. At the time of the stock-for-stock exchange between the Utah Corporation and Prime Air (BC), the Utah Corporation had no assets. The reorganization was entered into because Prime Air (BC) wanted controlling interest in a public shell corporation.

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

     The Company entered into a "Memorandum of Proposed Agreement" with 519222 Ontario Limited, a corporate entity associated with Voyageur Airways Limited, which, subject to the final approval of Voyageur and the Company, will allow a merger which combines 25% of the assets of Voyageur with 70% of the assets of the Company. No definitive agreement was ever entered into and no transaction with Voyageur is contemplated at this time. However, although no agreement was entered into, Voyageur continues to work with the Company for the purpose of establishing an air service. See "Proposed Air Service" contained in the Item 1.

     Prime Air, Inc., does not intend to own or directly operate aircraft. However, Prime Air, Inc. intends to derive income from the Company, "wet leasing" aircraft for the purpose of transporting passengers from and to the Pemberton facility and intends to derive income from leasing/operating the Terminal Building as a rental property for retail space available and collect and receive passenger fees from individuals utilizing the facility as described and permitted in the "Airport Lease and Operating Agreement" discussed below.

Airport  Lease  And  Operating  Agreement

     On October 29, 1993, Prime Air (BC) entered into a Lease and Operating Agreement (the "Airport Agreement") with the Corporation of the Village of Pemberton, British Columbia, Canada (hereinafter the "Village of Pemberton"), in which Prime Air (BC) agreed to undertake the planning, development, construction, management, and operation of a terminal facility at the Pemberton

Airport. In return, the Village of Pemberton granted to Prime Air (BC) an exclusive lease involving certain lands located at the Pemberton Airport (registered under the Land Title Act, KN056037 under Parcel Identification Number 002-606-801, being that part of District Lot 4769, Lillooet District, Except Plan KAP 44479) to enable Prime Air (BC) to undertake the planning, development, construction, management, and operation of a terminal facility.

     There are no competing facilities at the Pemberton airport. The Lease between the Village of Pemberton and Prime Air Inc., provides Prime Air the exclusive use of the terminal facility and lands to:

     (a) operate the terminal facilities as an international airport terminal serving passengers and cargo arriving at and departing from the airport; and

     (b) operate, or cause to be operated, from the terminal facilities, such services, concessions, agencies and businesses as it, in its discretion, determines necessary or desirable for the proper and efficient operation of the airline business, including without limitation: (i) ground transportation service to and from the Airport; (ii) motor vehicle rentals; (iii) food and beverage outlets; (iv) souvenir sales; and (v) air and ground transportation ticket sales.

     Construction of the air terminal building was completed in 1996. To that extent, the overall size of the building is in excess of 10,000 square feet, with approximately 6,240 square feet presently being fully habitable. The remaining area requires "finishing" with anticipated construction costs to cost approximately $50/square foot to $100/square foot depending on requirements. Management intends to defer that cost to tenant improvement until it has signed a lease with tenants who will ultimately occupy the space.

     The Company's priority is to establish an air services related activity base, then lease a portion of the terminal facility to related potential tenants. Until there is air service activity at the site, it is unlikely that the undeveloped space would reach its highest and best use.

     Once operational, there are three potential sources of revenues; commercial air services, Pemberton airport services and Fixed Base Operations. Commercial air services include the actual operation of charter or scheduled air services to the site. It is anticipated that the Company would contract with an aircraft company to provide these services. However, in order to realize potential revenues from this source, additional amounts must be invested in infra-structure which may be shorthanded depending on the type of aircraft operations. The Company anticipates that it will not initiate commercial air services activities until it is satisfied that sufficient capital for this purpose is in place. No assurance can be given that the Company will be able to provide commercial aircraft services. The second source of potential income, Pemberton Airport services, is largely predicated on the existence of air services. This income source would include baggage handling and other passenger related services. Rental of commercial space at the terminal facility also falls into this category. The third source of income is rent derived from Galvin Flying (or alternative experienced FBO) which will perform the Fixed Base Operations (FBO) activities that include providing fuel, logistics, hangar/tie-down rental, accommodation, and other services, to both the commercial and privately operated aircraft. It is Prime Air's intention to assign that function to an established FBO company; in that event Prime Air would earn certain amounts from ancillary activities related to FBO activities.

     Subsequent to year ended December 31, 2001, on September 26, 2003, a Memorandum of Understanding was entered into between Prime Air, Inc., and Galvin Flying Service, Inc., of Seattle Washington in which Galvin intends to provide Fixed Based Operation Services at the Pemberton Airport. Under the Memorandum, the Company will engage Galvin to operate as its exclusive FBO for all aircraft services not related to any proposed transaction with Voyageur Airways. The engagement  of  Galvin  is  subject  to  the  Company and Galvin entering into a definitive agreement. No assurance can be given that a definitive agreement will be entered into. Further during the later part of 2003, an aviation excursion trip operator tenant entered into a month to month agreement with Prime Air to use the terminal for Cdn $500 per month. Management continues to meet with individuals and businesses with respect to developing the prospect of charter or scheduled air service operations. No commitments, to the date, have been received with respect to this item.

     Based  on  its  Memorandum  of  Understanding with Galvin Flying, Prime Air
Inc., the Company intends to provide notice to the Village of Pemberton with respect to the exercise of its option to use lands for purposes of future FBO activity. The lands specified are physically detailed within the Lease between the Village of Pemberton and Prime Air Inc. and are appropriately filed in the Land Registry office of the Province of British Columbia.

     The term of the lease commenced as of the Effective Date (June 1, 1995) and is set to continue in full force and effect for an initial term ending on the second anniversary of the Terminal Opening Date. Effective October 31, 1996 a further notice was provided to complete the Extension of Term for three years, completed by delivering to Pemberton written notice of extension of the Term prior to the second anniversary of the Terminal Opening Date and a further five years to October 31, 2005 by delivering to Pemberton written notice of extension of the Term. An additional ten years may be exercised by delivering to Pemberton written notice of extension of the Term not less than six months prior to the tenth anniversary of the Terminal Opening Date; and a final additional ten years by delivering to Pemberton written notice of the extension of the Term not less than six months prior to the twentieth anniversary of the Terminal Opening Date. Therefore, provided that the Company is not in default under the lease, it will have the right to use the terminal facility until 2025.

     Payment of terminal rent to the Village of Pemberton is described as follows. Prime Air shall pay to Pemberton as a basic rent for the Terminal Lands for each and every year without set-off, deduction or abatement the amount calculated and paid in accordance with the following: (a) the Terminal Rent payable for the first, second, third, fourth, fifth and sixth years shall be the full amount of Cdn$100; and (b) for each year subsequent to the sixth year, an amount equal to five percent (5%) of the gross receipts for such year, but no less than Cdn $2,500.

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

     The Airport Agreement provided that Prime Air (BC) must construct a terminal facility on or before October 21, 1994, which date was extended to June 1, 1996, by the Council for the Village of Pemberton. Prior to such extended date, Prime Air (BC) completed the terminal facility at the Pemberton Airport. The terminal constructed by Prime Air (BC) has a total square footage of 10,240 square feet, of which approximately 6,240 of interior space has been finished and is ready for its intended use as an airport terminal. The finished portion consists of an arrival and departure lounge, baggage holding area, office, two public washrooms with a total of 14 cubicles, reception area, and a utility room. There is also a water and a waste treatment plant housed in a separate building. The total construction costs of the facility were $647,126 ($595,335 for the terminal building, $20,989 for engineering and design, $18,699 for environmental work; and $12,103 for insurance and permits) and were financed through the sale of the Company's stock. During calendar year 1996, the Company sold 1,510,558 shares of its common stock at $0.50 per share for total proceeds of $755,279. The limited offering was conducted pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission. The offering was conducted for the purpose of raising funds for the completion of construction of the airport terminal facility at Pemberton. At the time of such offering the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and was not an investment company. The aggregate offering price of all securities sold within the twelve months preceding the start of and during the offering did not exceed $1,000,000. There is currently no debt against the terminal building. The initial term of the Airport Agreement, and the right of Prime Air (BC) to operate the terminal facility, was two years with provisions allowing Prime Air
(BC) to extend such initial term for addition terms totaling in the aggregate thirty years, provided that Prime Air (BC) shall continue to fulfill its obligations under the Airport Agreement, including the payment of rent in the amount of $100 per year for the first five years, and the payment of property taxes imposed by municipal authorities plus 5% of the gross receipts derived from the operation of the terminal facility for each year thereafter. The Airport Agreement also grants to Prime Air (BC) the option to lease and use certain other lands at the Pemberton Airport for fixed base operations. The Airport Agreement may be terminated by the Village of Pemberton in the event of a material default by Prime Air (BC) or if Prime Air shall become bankrupt. The terminal facilities shall become the property of the Village of Pemberton at the expiration of the Airport Agreement. Prime Air (BC) has submitted a request under  the  Airport  Agreement  for  a five year extension beginning October 31,
1999. The Airport Agreement provides for two additional ten year extensions of the lease following the five year extension. The Company believes that it is in compliance with the terms of lease.

Proposed  Air  Service

Prime Air (BC) initially intends to establish scheduled and charter passenger and cargo air service between Vancouver International Airport and Pemberton Airport by contracting with an aircraft services company. Prime Air (BC) has entered into a Memorandum of Agreement dated January 5, 1995 (the "Voyageur Agreement"), with Voyageur Airways Limited, an Ontario corporation ("Voyageur") to provide the initial service by supplying, operating, and maintaining DeHavilland Dash-7 aircraft to provide scheduled and charter passenger and cargo service, from Vancouver International Airport, to the Pemberton Airport. The Voyager Agreement provides that Prime Air (BC) will operate the terminal facility at Pemberton Airport and the scheduled and charter passenger and cargo service, and will market the air services. Voyageur will provide the certifications, authorizations, expertise, facilities, personnel, and resources necessary to operate, maintain and service the aircraft. The Voyageur Agreement expired under its terms. However, Prime Air (BC) and Voyageur are continuing to have discussion with Voyageur to provide aircraft services to Pemberton.

Government  Regulation  And  Licensing

Any corporation conducting commercial air service operations in Canada must possess a valid operating certificate and other licenses, permits, accreditations and certificates that are issued and administered by Transport Canada. For the purpose of this Report, initially Voyageur is identified as the corporation intended for conduct commercial air service operation in Canada and it is the understanding of Prime Air, Inc. that Voyageur satisfies all of the following criteria. Qualification for the required operating certificate requires that:

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

     It will be a condition of any definitive agreement that the aircraft servicing company meets all of the criteria set forth above.

Marketing

     Prime Air (BC) intends to conduct a marketing program through a third marketing company as soon as sufficient funds are available. Advertising and promotion would focus both on the Whistler area as the destination, and on creating an image of convenience, quality and reliability for the air service. Final approval of all advertising and promotion would remain with Prime Air
(BC). The corporate name and logo would be used throughout the companies advertising materials in order to develop consumer and travel agency familiarity.

     Through a marketing company, Prime Air (BC) plans to prepare promotional materials that would introduce the new air service, first to travel agents and tour wholesalers, and then to the consumer. Promotion would constitute a major portion of Prime Air (BC)'s overall marketing strategy. Familiarization flights would be offered to select travel agencies, tour operators, and others, potentially in conjunction with the ski areas, hotels, Whistler's Trade and Convention Center, and the Whistler Resort Association. The objective would be for the industry to become familiar enough with the service so that when a customer books travel to Whistler, the travel agent would suggest that the customer make airline reservations all the way to the Whistler area by using Prime Air (BC)'s services.

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

Competition

     Regarding  certain  aspects  of  Prime Air (BC)'s business model, Prime Air
(BC) does not have any competition regarding the exclusive lease with the Village of Pemberton through December 31, 2025 concerning the operation of the airport because Prime Air (BC) has the exclusive right conveyed under the terms of the lease.

     However, regarding other facets of Prime Air (BC)'s business model, Prime Air (BC) will compete with other charter and airline companies based in the Vancouver and the Seattle area which currently service customers whose final destination is Whistler Resort. However, the other competing airlines still have to conduct operations at the airport and Prime Air (BC) will derive income from other competitors' use of the airport. To a limited degree Prime Air (BC) will compete with buses chartered or owned by tour operators. Most of these entities are more established companies having much greater financial resources, experience, and personnel resources than Prime Air (BC).

Employees

     The Company, including Prime Air BC, had one full-time and two part-time employees as of December 31, 2001. In addition, Messrs. Horsley and Koch spend approximately 1-2% and 10% of their respective time on Prime Air related work as consultants.

Risk  Factors

     An investment in the Company involves certain risks. Before investing in the Company's common shares, potential investors should consider the following:

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

NEED FOR FUTURE FINANCING. The Company will be required to raise additional funds through public or private financing including grants that may be available to complete the infrastructure requirements to allow air service operations. There can be no assurance, however, that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy short-term or long-term capital requirements, the failure of the Company to obtain any other acceptable financing would have a material adverse effect on the plans and operations of the Company. Without additional financing, the Company would become unable to maintain its current operations and would be unable to carry out its business plan. The Company has no current understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities may result in dilution of the Company's then current stockholders.

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

The process of obtaining required regulatory approvals required to commence air service operations can be time-consuming and expensive and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained.

DEPENDENCE ON THIRD PARTY CONTRACTORS. The Company intends to provide commercial air services, fixed based operations, and marketing of its services through third party contractors. Therefore, a substantial part of the Company's business will depend on third parties.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     See  Item  1.  Description  of  Business  -  Airport  Lease  and  Operating
Agreement.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of the year ended December 31, 2001.

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Beginning June 30, 2002, the Company's Common Stock is quoted on the Pink Sheets under the symbol "PMAR". Previously, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "PMAR". The market for the Company's Common Stock is limited, volatile and sporadic. The following table sets forth the OTCBB high and low sales prices relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                               FISCAL YEARS ENDED
                     DECEMBER  31,  2001         DECEMBER  31,  2000
                     HIGH BID   LOW BID          HIGH BID   LOW BID
First  Quarter        $0.08      $0.01            $0.09      $0.02
Second  Quarter       $0.01          *            $0.08      $0.04
Third  Quarter        $0.01          *            $0.10      $0.05
Fourth  Quarter           *          *            $0.80      $0.05
*  Less  than  $0.01

     As of March 31, 2004, the Company had approximately 352 holders of its common stock.

     The  Company  has  never  paid  cash  dividends.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Executive  Summary

     The Company's primary operation is the construction and subsequent management and operations of an airport facility located in Pemberton, British Columbia. Through the Company's subsidiary, Prime Air (BC) has entered into a lease and operating agreement with the Village of Pemberton, British Columbia, Canada to plan, develop, construct, manage and operate a terminal facility at the Pemberton Airport.

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

     During 2001, the Company received no revenues. Historically, the Company has financed its building of terminal and operation through the issuance of equity securities.

     The Company intends to market and provide commercial aircraft services to the Pemberton airport to provide access to primarily the Whistler, British Columbia recreational area. To facilitate these services, the Company intends to provide FBO for both commercial and private aircraft services.

Results  Of  Operations

     During  the  year  ended December 31, 2001 the Company derived no revenues.

     Expenses totaled $136,201 consisting of primarily $69,000 for consulting fees, of which $60,000 was attributable to directors and officers, $19,154 in amortization related to the terminal build at Pemberton and $8,426 in rent and property taxes paid to the city of Pemberton. The $60,000 attributed to directors and officers relate to $20,000 in director fees and $40,000 attributed to the compensation for the Company's president.

     The Company incurred a loss of $(136,201), a per share loss of $(0.01) for the year ended December 31, 2001.

Liquidity

As of December 31, 2001 and 2000, the Company had a working capital deficit of $(341,507) and $(314,072). Included in accounts payable and accrued liabilities of $231,305 and $224,450 as at December 31, 2001 and 2000 are a substantial amount of accounts payables and accrued liabilities due to prior year expenses that the Company has yet been able to pay due to the lack or revenues and capital. As a result of the lack of revenues, and working capital deficit, the auditor's report contains a paragraph about the Company's ability to operate as a going concern. Historically, the Company has received loans and issued its shares of common stock to finance its operations, and building of and further expansion of the terminal at Pemberton. It is anticipated that the Company will continue to issue its equity securities and rely on loans from affiliates to finance its operations. However, no assurance can be given that the Company will be able to rely on these sources for capital.

ITEM  7.     FINANCIAL  STATEMENTS

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

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended in accordance with United States generally accepted accounting principles.



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


                                  PRIME AIR, INC.
                           (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEETS
                            (all figures in US dollars)


                                                       December 31    December 31
                                                          2001           2000
                                                      -------------  -------------
ASSETS
CURRENT ASSETS
  Cash and short-term deposits . . . . . . . . . . .  $      2,089   $      2,605
  Prepaid expenses . . . . . . . . . . . . . . . . .         1,550          1,467
  Goods and Services Tax recoverable . . . . . . . .         1,148          1,490
                                                      -------------  -------------
                                                             4,787          5,562
CAPITAL ASSETS  (Note 4) . . . . . . . . . . . . . .       441,251        488,392
                                                      -------------  -------------

                                                      $    446,038   $    493,954
                                                      =============  =============

LIABILITIES
CURRENT LIABILITIES
  Accounts payable and accrued liabilities . . . . .  $    231,305   $    224,450
  Due to related parties (Note 7). . . . . . . . . .       111,846         91,846
  Notes and advances payable (Note 5). . . . . . . .         3,143          3,338
                                                      -------------  -------------
                                                           346,294        319,634
                                                      -------------  -------------

SHAREHOLDER'S EQUITY
CAPITAL STOCK (Note 6)
  Authorized:
    50,000,000 common shares with a
      stated par value of $.001/share
    3,000,000 preferred cumulative convertible
      shares with a stated par value of $.001/share
  Issued:
    21,978,666 common shares (2000: 21,022,666). . .        21,979         21,023

CAPITAL IN EXCESS OF PAR VALUE . . . . . . . . . . .     4,021,532      3,938,482
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS). . . .       (13,115)         9,266
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE . . . .    (3,930,652)    (3,794,451)
                                                      -------------  -------------
                                                            99,744        174,320
                                                      -------------  -------------

                                                      $    446,038   $    493,954
                                                      =============  =============

                 See Accompanying Notes To Financial Statements



                                              PRIME AIR, INC.
                                      ( A Development Stage Company )
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (all figures in US dollars)


                                                             *                 *           From Inception
                                                             *                 *           March 10, 1989
                                                        Year ended        Year ended             To
                                                        December 31       December 31        December 31
                                                           2001              2000               2001
                                                        (Audited)          (Audited)      (Unaudited-Note 1)
                                                       -------------  -------------------  -----------------
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . . . . . .  $          -   $                -   $       114,720
  Audit and accounting. . . . . . . . . . . . . . . .         6,781               20,280           104,621
  Advertising . . . . . . . . . . . . . . . . . . . .           666                3,434            18,083
  Amortization. . . . . . . . . . . . . . . . . . . .        19,154               20,053           124,144
  Association membership fees . . . . . . . . . . . .         5,768                    -             5,768
  Automotive. . . . . . . . . . . . . . . . . . . . .             -                    -            19,164
  Bad debts . . . . . . . . . . . . . . . . . . . . .             -                    -             1,933
  Commissions and finders' fees . . . . . . . . . . .         3,261               11,361            22,311
  Consulting. . . . . . . . . . . . . . . . . . . . .         9,000               11,791            20,791
  Consulting to related parties  (Note 7) . . . . . .        60,000               80,000         2,639,696
  Foreign currency translation loss . . . . . . . . .             -                    -            60,131
  Insurance . . . . . . . . . . . . . . . . . . . . .         2,374                2,304            28,875
  Interest and service charges. . . . . . . . . . . .         1,289                4,699            21,361
  Legal costs . . . . . . . . . . . . . . . . . . . .             -                9,681           181,941
  Management remuneration . . . . . . . . . . . . . .             -                    -            77,287
  Office and general. . . . . . . . . . . . . . . . .         1,249                  410           165,009
  Repairs and maintenance . . . . . . . . . . . . . .         1,420                2,171            10,262
  Rent and property taxes - airport facility (Note 8)         8,426                9,294            60,799
  Telephone and utilities . . . . . . . . . . . . . .         4,754                4,051            88,040
  Transfer agent, listing and filing fees . . . . . .         6,405                6,277            57,494
  Travel, promotion and entertainment . . . . . . . .         5,654                5,705           108,222
                                                       -------------  -------------------  -----------------
                                                            136,201              191,511         3,930,652
                                                       -------------  -------------------  -----------------

Net Loss For The Period . . . . . . . . . . . . . . .  $    136,201   $          191,511   $     3,930,652
                                                       =============  ===================  =================


Net Loss Per Common Share . . . . . . . . . . . . . .  $      (0.01)  $            (0.01)
                                                       =============  ===================


Weighted Average Common Shares Outstanding. . . . . .    21,586,358           20,169,124
                                                       =============  ===================

                 See Accompanying Notes To Financial Statements


                                                         PRIME AIR, INC.
                                                 ( A Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                                 (  all figures in US dollars )

                                                                     Capital in                        Accumulated     Accumulated
                                                                     Excess of          Share            Other       Deficit During
                                             Common Shares          (Less than)      Subscriptions    Comprehensive    Development
                                         Shares         Amount       Par Value         Receivable     Income (loss)       Stage
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance at Inception on
   March 10, 1989 (unaudited). . . .              -  $           -  $            -   $             -  $            -  $       -
Issue of common shares for cash
   at $.001/share. . . . . . . . . .      1,260,474          1,260            (630)                -               -          -
Net loss for the year ended
   March 31, 1990. . . . . . . . . .              -              -               -                 -               -    (17,956)
Balance, March 31, 1990 (unaudited).      1,260,474          1,260            (630)                -               -    (17,956)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Issue of common shares for cash
   at $.001/share. . . . . . . . . .        315,118            315            (157)                -               -          -
Net loss for the year ended
   March 31, 1991. . . . . . . . . .              -              -               -                 -               -    (49,419)
Balance, March 31, 1991 (unaudited).      1,575,592          1,575            (787)                -               -    (67,375)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Net loss for the year ended
   March 31, 1992. . . . . . . . . .              -              -               -                 -               -    (10,990)
Balance, March 31, 1992 (unaudited).      1,575,592          1,575            (787)                -               -    (78,365)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Issue of common shares for cash
   at $.13866/share. . . . . . . . .        264,176            264          36,367                 -               -          -
   at $.10677/share. . . . . . . . .         34,138             34           3,611                 -               -          -
Net loss for the year ended
   March 31, 1993. . . . . . . . . .              -              -               -                 -               -    (38,426)
Balance, March 31, 1993 (unaudited).      1,873,906          1,873          39,191                 -               -   (116,791)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Issue of common shares for services
   at $.07906/share. . . . . . . . .        184,346            184          14,390                 -               -          -
Issue of common shares for cash
   at $.001/share. . . . . . . . . .        600,000            600            (300)                -               -          -
   at $.05449/share. . . . . . . . .          6,680              7             357                 -               -          -
   at $.07707/share. . . . . . . . .         47,268             47           3,596                 -               -          -
   at $.13966/share. . . . . . . . .         38,802             39           5,380                 -               -          -
   at $.16508/share. . . . . . . . .         46,322             46           7,601                 -               -          -
   at $.23111/share. . . . . . . . .        174,890            175          40,243                 -               -          -
   at $.34663/share. . . . . . . . .         31,512             32          10,891                 -               -          -
   at $.46217/share. . . . . . . . .         15,756             16           7,266                 -               -          -
Net loss for the year ended
   March 31, 1994. . . . . . . . . .              -              -               -                 -               -    (50,846)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance, March 31, 1994 (unaudited).      3,019,482  $       3,019  $      128,615   $             -  $            -  $(167,637)
                                      =============  =============  ===============  ===============  ==============  =============

                         See  Accompanying  Notes  To  Financial  Statements

                                                   PRIME AIR, INC.
                                            (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                            (all figures in US dollars )

                                                                     Capital in                        Accumulated     Accumulated
                                                                     Excess of          Share            Other       Deficit During
                                             Common Shares          (Less than)      Subscriptions    Comprehensive    Development
                                         Shares         Amount       Par Value         Receivable     Income (loss)       Stage
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance Forward. . . . . . . . . . . .   3,019,482   $       3,019  $      128,615   $             -   $           -   $  (167,637)
Issue of common shares for services
   at $.21124/share. . . . . . . . . .   1,874,956           1,875         394,191                 -               -             -
Issue of common shares for cash
   at $.18687/share. . . . . . . . . .     497,384             498          92,448                 -               -             -
   at $.23117/share. . . . . . . . . .     608,178             608         139,982                 -               -             -
Net loss for the year ended
   June 28, 1994 . . . . . . . . . . .           -               -               -                 -               -      (437,013)
Balance, June 28, 1994 (unaudited) . .   6,000,000           6,000         755,236                 -               -      (604,650)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Share subscription at $.1835/share . .           -               -          (7,313)              (20)              -
Net loss for the year ended
   March 31, 1994. . . . . . . . . . .           -               -               -                 -               -      (135,530)
Balance, December 31, 1994 . . . . . .   6,000,000           6,000         747,923               (20)              -      (740,180)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Issue of common shares for cash
   and/or services at $.11711/share. .   1,125,100           1,125         130,630                 -               -             -
Net loss for the year ended
   March 31, 1995. . . . . . . . . . .           -               -               -                 -               -       (71,266)
Balance, December 31, 1995 (unaudited)   7,125,100           7,125         878,553               (20)       (811,446)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Issue of common shares for cash
   at $.25/share . . . . . . . . . . .   3,021,116           3,021         752,259                 -               -             -
Issue of common shares for services
   at $.25/share . . . . . . . . . . .   2,967,346           2,967         738,870                 -               -             -
Net loss for the year ended
   December 31, 1996 . . . . . . . . .           -               -               -                 -               -      (978,770)
Balance, December 31, 1996 (unaudited)  13,113,562          13,113       2,369,682               (20)              -    (1,790,216)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Issue of common shares for services
   at $.26/share . . . . . . . . . . .     656,000             656         169,904                 -               -             -
Issue of common shares for
   debt settlements:
   at $.25/share . . . . . . . . . . .     248,504             249          61,876                 -               -             -
   at $.25205/share. . . . . . . . . .      72,760              73          18,266                 -               -             -
   at $.26523/share. . . . . . . . . .     189,600             189          50,098                 -               -             -
Net loss for the year ended
   December 31, 1997 . . . . . . . . .           -               -               -                 -               -      (359,929)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance, December 31, 1997 (unaudited)  14,280,426   $      14,280  $    2,669,826   $           (20)  $           -  $ (2,150,145)
                                      =============  =============  ===============  ===============  ==============  =============

                 See Accompanying Notes To Financial Statements


                                                    PRIME AIR, INC.
                                             (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                              (all figures in US dollars )

                                                                     Capital in                        Accumulated     Accumulated
                                                                     Excess of          Share            Other       Deficit During
                                             Common Shares          (Less than)      Subscriptions    Comprehensive    Development
                                         Shares         Amount       Par Value         Receivable     Income (loss)       Stage
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance Forward. . . . . . . . . . . .  14,280,426   $     14,280   $    2,669,826   $           (20)  $           -   $(2,150,145)
Issue of common shares for
   debt settlements:
   at $.19415/share. . . . . . . . . .      20,000             20            3,853                 -               -             -
   at $.20082/share. . . . . . . . . .      36,430             37            7,260                 -               -             -
Issue of common shares for services
   at $.19790/share. . . . . . . . . .   3,327,454          3,327          655,177                 -               -             -
Issue of common shares for
   debt settlements:
   at $.25/share . . . . . . . . . . .      64,800             65           16,135                 -               -             -
Issue of common shares for services
   at $.25/share . . . . . . . . . . .     290,000            290           72,210                 -               -             -
Transfer agent adjustment. . . . . . .      (6,000)            (6)
Write off of uncollectable share
   subscription receivable . . . . . .           -              -            7,313                20               -             -
Net loss for the year ended
   December 31, 1998 . . . . . . . . .           -              -                -                 -               -      (880,318)
Balance, December 31, 1998 (unaudited)  18,013,110         18,013        3,431,774                 -               -    (3,030,463)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Issue of common shares for
   debt settlements:
   at $.20/share . . . . . . . . . . .     201,250            202           40,048                 -               -             -
   at $.25/share . . . . . . . . . . .     423,200            423          105,377                 -               -             -
Issue of common shares for services
   at $.2339/share . . . . . . . . . .   1,010,000          1,010          235,229                 -               -             -
Foreign currency translation . . . . .           -              -                -                 -          21,491             -
Net loss for the year ended
   December 31, 1999 . . . . . . . . .           -              -                -                 -               -      (572,477)
Balance, December 31, 1999-(unaudited)  19,647,560         19,648        3,812,428                 -          21,491    (3,602,940)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Issue of common shares for cash
   at $.08/share . . . . . . . . . . .     500,000            500           39,500                 -               -             -
Issue of common shares for
   debt settlements:
   at $.08/share . . . . . . . . . . .       4,100              4              324                 -               -             -
   at $.10/share . . . . . . . . . . .     871,006            871           86,230                 -               -             -
Foreign currency translation . . . . .           -              -                -                 -         (12,225)            -
Net loss for the year ended
   December 31, 2000 . . . . . . . . .           -              -                -                 -               -      (191,511)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance, December 31, 2000 . . . . . .  21,022,666   $     21,023   $    3,938,482   $             -   $       9,266   $(3,794,451)
                                      =============  =============  ===============  ===============  ==============  =============

                 See Accompanying Notes To Financial Statements


                                              PRIME AIR, INC.
                                       (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                        (all figures in US dollars )

                                                                     Capital in                        Accumulated     Accumulated
                                                                     Excess of          Share            Other       Deficit During
                                             Common Shares          (Less than)      Subscriptions    Comprehensive    Development
                                         Shares         Amount       Par Value         Receivable     Income (loss)       Stage
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance Forward . . . . . . . .         21,022,666   $     21,023   $    3,938,482   $             -   $       9,266   $(3,794,451)
Issue of common shares for cash
   at $.08/share. . . . . . . .            300,000            300           23,700                 -               -             -
Issue of common shares for
   debt settlement
   at $.08/share. . . . . . . .            250,000            250           19,750                 -               -             -
   at $.10/share. . . . . . . .            400,000            400           39,600                 -               -             -
Transfer agent adjustment . . .              6,000              6
Foreign currency translation. .                  -              -                -                 -         (22,381)            -
Net loss for the year ended
   December 31, 2001. . . . . .                  -              -                -                 -               -      (136,201)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance, December 31, 2001. . .         21,978,666   $     21,979   $    4,021,532   $             -   $     (13,115)  $(3,930,652)
                                      =============  =============  ===============  ===============  ==============  =============

                 See Accompanying Notes To Financial Statements


                                                PRIME AIR, INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (all figures in US dollars)


                                                        From Inception
                                                          Year ended         Year ended        March 10, 1989
                                                         December 31         December 31       To December 31
                                                             2001               2000                2001
                                                         (Unaudited)         (Unaudited)     (Unaudited Note 1)
                                                       ----------------  -------------------  -----------------
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss for the period . . . . . . . . . . . . . .  $      (136,201)  $         (191,511)  $    (3,930,652)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
  Services paid by issue of common stock. . . . . . .                -                    -         2,290,280
  Amortization. . . . . . . . . . . . . . . . . . . .           19,154               20,053           119,606
  (Increase) in prepaid expenses. . . . . . . . . . .             (172)                 (19)           (1,627)
  Decrease (increase) in goods and services tax . . .              262                2,972            (1,205)
     recoverable
  Increase (decrease) in due to related parties . . .           20,000               80,000           100,000
  Increase (decrease) in accounts payable . . . . . .           72,938               68,901           811,958
                                                       ----------------  -------------------  -----------------
                                                               (24,019)             (19,604)         (611,640)
                                                       ----------------  -------------------  -----------------

FINANCING
  Notes and advances payable. . . . . . . . . . . . .                -              (23,977)           32,139
  Issue of capital stock. . . . . . . . . . . . . . .           24,000               40,000         1,301,631
                                                       ----------------  -------------------  -----------------
                                                                24,000               16,023         1,333,770
                                                       ----------------  -------------------  -----------------

INVESTING
  Recovery (cost) of terminal facility
       construction costs . . . . . . . . . . . . . .                -                2,539          (647,126)
                                                       ----------------  -------------------  -----------------


Effect of exchange rate changes on cash . . . . . . .             (497)               3,175           (72,915)
                                                       ----------------  -------------------  -----------------

NET CASH INFLOW (OUTFLOW) . . . . . . . . . . . . . .             (516)               2,133             2,089

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . .            2,605                  472                 -
                                                       ----------------  -------------------  -----------------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . .  $         2,089   $            2,605   $         2,089
                                                       ================  ===================  =================

NON-CASH FINANCING ACTIVITIES
  Common stock issued for services. . . . . . . . . .                -                    -         2,290,280
  Common stock issued for debt. . . . . . . . . . . .           60,000               87,429           451,600

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

2.     NATURE  OF  OPERATIONS  /  GOING  CONCERN  CONSIDERATIONS

The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The Company's present activities relate to the construction and ultimate exclusive operation of an international passenger and cargo air terminal facility in the Village of Pemberton, British Columbia and the operation of scheduled flight services between that facility and certain major centers in Canada and the United States in conjunction with Voyageur Airways Limited. Terminal building construction was substantially completed in May 1996. The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete and operationalize the terminal facility and to commence operation thereof on an economically viable basis. Management believes the Company will be able to generate sufficient funds to meet its obligations for a period of at least twelve months from the balance sheet date. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

3.     SIGNIFICANT  ACCOUNTING  POLICIES

Foreign  Currency  Translation
------------------------------

The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

As the functional currency of the wholly-owned subsidiary is the Canadian dollar, SFAS No. 52 requires the use of the current rate method to translate the subsidiary's financial statements into US dollars. Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income.

Fair  Value  of  Financial  Instruments
---------------------------------------

In accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value Of Financial Instruments", the carrying amounts reported on the balance sheets for cash and cash equivalents, namely, "cash and short-term deposits", "prepaid expenses", "GST recoverable", "accounts payable and accrued liabilities" and "notes and advances payable" approximate their fair market value.

Receivables  and  Prepaid  Expenses
-----------------------------------

All amounts reported as receivables or prepaid expenses have been recorded at their original values. There have been no amounts written off as bad debts or provided for as an allowance against the recovery of these assets.

Capital  Assets
---------------

a)     Air  Terminal  Construction  Costs: Expenditures relating directly to the
       ----------------------------------
construction of the air terminal facility and related engineering and design have been recorded in the accounts of the Company at cost, net of amortization which is provided on a straight-line basis over the 30-year term of the property lease.

b)     Furniture  and  Equipment: Furniture and equipment is stated at cost, net
       -------------------------
of amortization which is provided for at the rate of 20% per annum on the declining balance basis.

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

Income  Taxes
-------------

The Company adopted SFAS No. 109, "Accounting For Income Taxes", during the fiscal year ended December 31, 1998 and applied the provisions of that statement on a retroactive basis to the previous fiscal years, which resulted in no significant adjustments. SFAS No. 109, "Accounting for Income Taxes", requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

The Company has cumulative net operating losses of approximately $1,363,000 at December 31, 2001 and $1,296,000 at December 31, 2000. The operating subsidiary Company has cumulative net operating losses of approximately $668,000 at December 31, 2001 and $790,000 at December 31, 2000. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The potential income tax benefits of these net operating loss carry forwards of approximately $581,000 at December 31, 2001 and $ 585,000 at December 31, 2000 (based upon current income tax rates) have been offset by valuation reserves of the same amount. Net operating losses in Canada expire after seven (7) years and net operating losses in United States expire after twenty (20) years.

Other  Comprehensive  Loss
--------------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2001, the Company had accumulated other comprehensive loss of $13,115, which is comprised of foreign currency translation loss.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

4.    CAPITAL  ASSETS

Capital assets consist of the following at December 31, 2001 and December 31, 2000:

                                              December  31,  2001        December  31,  2000
                                      ---------------------------------  -------------------
                                                 Accumulated  Net  Book       Net  Book
                                        Cost    Amortization    Value           Value
                                      --------  ------------  ---------       ----------
     Air terminal construction costs  550,684     $110,684     $440,000        $486,731

     Furniture and equipment . . . .    4,516        3,265        1,251        $  1,661
                                      --------  ------------  ---------       ----------
                                      555,200     $113,949     $441,251        $488,392
                                      ========  ===========  ==========       ==========

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

Shares issued for non-cash consideration are valued based on the fair market value of the common stock on the measurement date for the transaction.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

7.    RELATED  PARTY  TRANSACTIONS

Included in due to related parties is an amount of $11,846 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.22% of the issued and outstanding capital of the Company.

During the years ended December 31, 2001 and 2000, no cash remuneration was paid to any director or officer of the Company. The Company records services provided by related parties at their fair value in the period when the services are rendered and the obligation accrued. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered. Occasionally the Company issues shares in a later period than when the services were performed. The common shares later issued in settlement of these obligations are recorded based on the fair value of the services performed, being the measurement date. Also included in due to related parties is an amount of $100,000 (2000 - $80,000), which is the value of services rendered by directors for consulting services provided in the current and prior fiscal years.

During the year ended December 31, 2001, directors of the Company received 650,000 common shares by way of a debt settlement covering obligations of $60,000. During the year ended December 31, 2000, a director and a company controlled by a significant shareholder received 871,006 common shares by way of a debt settlement covering obligations of $87,101.


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

No lease payments were made during the years ended December 31, 2001 or 2000 as there were no gross receipts derived from operations in those years. The Company, however, was obligated to pay property taxes imposed by municipal authorities, such levies amounting to $8,426 for the year ended December 31, 2001 (2000: $9,294).

The Airport Agreement may be terminated by the Village of Pemberton in the event of a material default by Prime Air (BC) or if Prime Air shall become bankrupt. The terminal facilities shall become the property of the Village of Pemberton at the expiration of the Airport Agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A.  CONTROLS  AND  PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, about the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-KSB are effective in timely alerting them to material information required to be included in this Form 10-KSB.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTORS  AND  CONTROL  PERSONS

     Set forth below is the background of the executive officers and directors for at least the past five years of the Company.

The directors and executive officers of the Company as of December 31, 2001 are as follows:

Name                Age          Position
----                ---          --------
Blaine  Haug         56          Chief  Executive  Officer,  Chairman
Wayne  Koch  (1)     53          Treasurer  and  Director
Nigel  Horsley       56          VP  Communications
John  Eberhard       61          Director
Greg  Duffy          49          Director
(1) Mr. Wayne Koch resigned as director, and as an officer effective March 19, 2004.

BLAINE HAUG has served as the Company's Chief Executive Officer and Chairman of the Board since 1997. Mr. Haug is a founding director of the company. Mr. Haug, an Airline Transport Pilot rated (Transport Canada) and Federal Aviation Administration (FAA) equivalent for over twenty years, has flight experience in propeller and jet aircraft and over 7,000 hours of flying time. Background includes education in mechanical engineering. From March 1980 through December 1986, Mr. Haug was with Air Alberta, based in Red Deer, Alberta, as General Manager and Chief Pilot, where he directed the turnaround of the company. Prior to this he was self-employed for ten years as an aircraft broker.

WAYNE KOCH - serves as Treasurer and Director of Prime Air, Inc. For at least the past five years, Mr. Koch has been principal of Koch & Associates, Certified Management Accountants, a public accounting practice (established 1987) serving a large number of individual, small business and non-resident clients. He also provides accounting services to the Company as a consultant. Previous experience includes several years as Controller of a diversified property development company; Managing Director of a Whistler based property management and accommodation company; lecturer at the British Columbia Institute of Technology; Supervisor, Budgets and Program Administration, Airports Branch - Pacific Region, Transport Canada; Systems Design Consultant within the Government of Canada, Department of Supply and Services, Ottawa, Ontario.

R. NIGEL M. HORSLEY - Director. For at least the past five years Mr. Horsley has been involved in investor relations, with an extensive background in print and broadcast media, both in the UK and Canada including IRN in London and CKVU TV as an Executive Producer in Vancouver. He has worked for more than a decade in PR, mostly in high technology, including two years with Hill & Knowlton. Currently, he is also a director of RailPower Technologies Corp. (TSX V: P). He is also a former Vice President with General Hydrogen Corporation.

JOHN EBERHARD, QC - Director. For at least the past five years, Mr. Eberhard has been a practising lawyer, although not on a full-time basis. He is also a former Crown Prosecutor, Judge on the Civil Aviation Tribunal. Mr. Eberhard has also served as Chief Administrative Officer of the Canadian Rotary Committee for International Development (CRCID) since 2000.

GREG DUFFY - Director. Since 1994, Mr. Duffy has served as Comptroller and General Manager of Welcome Ford Sales, Fort Saskatunewan, Alberta, Canada, a Ford car dealership.

ITEM  10.     EXECUTIVE  COMPENSATION

     The Company, including Prime Air BC, had one employee as of December 31, 2001, consisting of Mr. Haug.


                                                    SUMMARY COMPENSATION TABLE

                                   Annual Compensation                         Long Term Compensation
                           -------------------------------------  ----------------------------------------------
                                                                          Awards             Payout
                                                                  -----------------------   --------
                                                                  Restricted   Securities     LTIP    All Other
                                                Other Annual       Stock       Underlying    Payout   Compensa
                     Year   Salary  Bonus ($)   Compensation ($)   Award(s)    Options (#)   ($)      tion ($)
Blaine Haug          2001  $     0        -0-               -0-   400,000 (1)          -0-       -0-        -0-
President .          2000  $     0        -0-               -0-   400,000 (1)          -0-       -0-        -0-
                     1999  $     0        -0-               -0-   400,000 (1)          -0-       -0-        -0-

(1) Mr. Haug receives 400,000 shares of the Company common stock for his services. In addition he is reimbursed for expenses he incurs in the course of performing his duties for the Company. Mr. Haug currently has no employment agreement.

OPTION  GRANTS  IN  2001

The  Company  made  no  stock  option  grants  during  calendar  year,  2001

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND TEN-YEAR OPTIONS/SAR REPRICINGS

     There was no repricing of options for the fiscal year ended December 31, 2001.

FISCAL  YEAR  END  OPTION  VALUES

          No executive officer had any options outstanding at the end of the year.

DIRECTOR  FEES

     Those directors who provide advice and consultation to the Company receive compensation for their services as determined by the Board of Directors. For years ended December 31, 2001, and 2000, Messrs. Haug, Koch, Eberhard and Horsley each earned $5,000 per year which was accrued on the Company's financial statements. These fees were paid in the year 2002 through the issuance of 266,667 shares of common stock in the aggregate at a value of $0.15 per share.

COMPENSATION  PLAN  TABLE

     No compensation plan table has been provided since the Company has never issued options for compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of December 31, 2001 to (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. This table is based on information provided to us or filed with the Securities and Exchange Commission by the Company's directors, executive officers and principal shareholders. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares, subject to community property laws. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.


Five Percent Shareholders, Directors      Common Stock      Percentage Owned
and certain Executive Officers         Beneficially Owned
-------------------------------------  -------------------  -----------------

Patricia Jarvis . . . . . . . . . . .           1,101,410               5.01%
P.O. Box 1056
Renton, WA 98057
-------------------------------------  -------------------  -----------------
Blaine Haug . . . . . . . . . . . . .           2,106,666              10.22%
-------------------------------------  -------------------  -----------------
Wayne Koch. . . . . . . . . . . . . .             856,230               3.90%
-------------------------------------  -------------------  -----------------
Nigel Horsley . . . . . . . . . . . .                   -                  0%
-------------------------------------  -------------------  -----------------
John Eberhard . . . . . . . . . . . .             395,340                .80%
-------------------------------------  -------------------  -----------------
Greg Duffy. . . . . . . . . . . . . .              94,720               0.43%
-------------------------------------  -------------------  -----------------
All directors and current executive .           3,591,516              16.35%
officers as a group (5 persons)
-------------------------------------  -------------------  -----------------

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the years ended December 31, 2001, and 2000, certain officers and directors received common stock for their services or consulting services. In addition, an entity that may be deemed an affiliate of an officer and director of the Company has lent money to the Company for its operations. However, the amount in valued for each transaction did not exceed $60,000.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:

Exhibit
 Number   Name
-------   --------
3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed with the Commission on June 2, 1997)
3.2 Bylaws (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed with the Commission on June 2, 1997)
10.1      Airport  Lease  and  Operating Agreement (Incorporated by reference to
          Exhibit 10.1 to Registration Statement on Form S-4 filed with the Commission on June 2, 1997)
10.2      Employment  Agreement  with  Blaine Haug (Incorporated by reference to
          Exhibit 10.2 to Registration Statement on Form S-4 filed with the Commission on June 2, 1997)

10.3 Memorandum Agreement with Voyager Airways (Incorporated by reference to Exhibit 10.5 to pre-effective Amendment No. 2 to Registration Statement on Form S-4 filed with the Commission on September 26, 1997)
10.4      Addendum  to  Haug  Employment Agreement (Incorporated by reference to
          Exhibit 10.6 to pre-effective amendment no. 1 to Registration Statement on Form S-4 filed with the Commission on August 6, 1997)
31.1      CEO  and  CFO  certifications  under Section 302 of Sarbanes-Oxley Act
32.1      CEO  and  CFO  Certifications  under Section 906 of Sarbanes-Oxley Act

(b)     Reports  on  Form  8-K.

     None

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES.

     Charted Accountants served as the Company's independent accountants for the fiscal year ended December 31, 2001, and during the course of that fiscal year they were not engaged by the Company to provide certain non-audit services. During the year ended December 31, 2001 and 2000, the following fees were paid for services provided by Chartered Accountants.

     Audit Fees. The aggregate fees paid for the annual audit of financial statements included in the Company's Form 10-KSB for the years ended December 31, 2001 and 2000 and the review of the Company's quarterly reports for such years, amounted to approximately $4,200 and $4,800 respectively.

     Audit Related Fees. For the years ended December 31, 2001 and 2000, the Company paid no fees to Chartered Accountants related to other audit related fees.

     Tax Fees. For the years ended December 31, 2001 and 2000, the Company paid no fees to Chartered Accountants related to tax fees.

     All  Other  Fees.  For  the  years  ended  December  31, 2001 and 2000, the
Company  did  not  pay  Chartered  Accountants  for  any  non-audit  services.

                                    SIGNATURE

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Prime Air, Inc.


April  30,  2004          By:  /s/  Blaine  Haug
                               -----------------
                          Blaine  Haug
                          Chairman of the Board and Chief Executive Officer
                          (Principal Executive and Principal Financial and
                          Accounting Officer)