Form 10QSB/A
period 2002-03-31
PRIME AIR INC
filed 2004-05-06
CIK 1004973

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

             NEVADA                                    Not Applicable
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

                                 (604) 684-5700
                                 --------------
                 Issuer's telephone number, including area code

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes
[X]        No  [  ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 2002, there were 22,898,666 shares of the Registrant's Common Stock outstanding.

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

                                        PRIME AIR, INC.
                                 (A Development Stage Company)
                                  CONSOLIDATED BALANCE SHEETS
                                  (all figures in US dollars)

                                                                      March 31     December 31
                                                                        2002          2001
                                                                    ------------  -------------
                                                                    (Unaudited)     (Audited)
                                            ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . . . . . . . .  $       675   $      2,089
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        1,326          1,550
  Goods and Services Tax recoverable . . . . . . . . . . . . . . .        1,162          1,148
                                                                    ------------  -------------
                                                                          3,163          4,787

Capital Assets (Note 4). . . . . . . . . . . . . . . . . . . . . .      437,134        441,251
                                                                    ------------  -------------

                                                                    $   440,297   $    446,038
                                                                    ============  =============

                                         LIABILITIES

Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . . . . . . . .  $   200,935   $    231,305
  Due to related parties (Note 7). . . . . . . . . . . . . . . . .       31,846        111,846
  Notes and advances payable  (Note 5) . . . . . . . . . . . . . .       17,136          3,143
                                                                    ------------  -------------
                                                                        249,917        346,294
                                                                    ------------  -------------

                                     SHAREHOLDERS' EQUITY

Capital Stock  (Note 6)
  Authorized: 150,000,000 common shares with
     a stated par value of $.001/share
      5,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
   22,898,666 common shares (December 31, 2001: 21,978,666 shares)       22,899         21,979

Capital in excess of par value . . . . . . . . . . . . . . . . . .    4,141,612      4,021,532
Accumulated other comprehensive income (loss). . . . . . . . . . .      (14,024)       (13,115)
Deficit accumulated during development stage . . . . . . . . . . .   (3,960,107)    (3,930,652)
                                                                    ------------  -------------
                                                                        190,380         99,744
                                                                    ------------  -------------

                                                                    $   440,297   $    446,038
                                                                    ============  =============


                 See Accompanying Notes to Financial Statements

                                          PRIME AIR, INC.
                                   (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (all figures in US dollars)

                                                Three months    Three months     From inception
                                                   ended           ended        March 10, 1989 to
                                                  March 31        March 31          March 31
                                                    2002            2001              2002
                                               --------------  --------------  -------------------
                                                (Unaudited)     (Unaudited)        (Unaudited)
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . .              -               -              114,720
  Audit and accounting. . . . . . . . . . . .              -               -              104,621
  Advertising . . . . . . . . . . . . . . . .              -              65               18,083
  Amortization. . . . . . . . . . . . . . . .          2,999           4,868              127,143
  Association membership fees . . . . . . . .              -               -                5,768
  Automotive. . . . . . . . . . . . . . . . .              -               -               19,164
  Bad debts . . . . . . . . . . . . . . . . .              -               -                1,933
  Commissions and finders' fees . . . . . . .              -               -               22,311
  Consulting. . . . . . . . . . . . . . . . .          5,000           1,500               25,791
  Consulting to related parties . . . . . . .         20,000          15,000            2,659,696
  Foreign currency translation. . . . . . . .              -               -               60,131
  Insurance . . . . . . . . . . . . . . . . .            220             715               29,095
  Interest and service charges. . . . . . . .             74              58               21,435
  Legal costs . . . . . . . . . . . . . . . .              -             365              181,941
  Management remuneration . . . . . . . . . .              -               -               77,287
  Office and general. . . . . . . . . . . . .              -             766              165,009
  Repairs and maintenance . . . . . . . . . .             90              68               10,352
  Rent and property taxes - airport facility.              -               -               60,799
  Telephone and utilities (recovered) . . . .            (84)            438               87,956
  Transfer agent, listing and filing fees . .          1,156           2,292               58,650
  Travel, promotion and entertainment . . . .              -             249              108,222
                                               --------------  --------------  -------------------
                                                      29,455          26,384            3,960,107
                                               --------------  --------------  -------------------

Net Loss For The Period . . . . . . . . . . .        (29,455)        (26,384)          (3,960,107)

Other Comprehensive Loss
  Foreign currency translation adjustments. .           (909)        (19,402)             (14,024)
                                               --------------  --------------  -------------------

Comprehensive Loss. . . . . . . . . . . . . .  $     (30,364)  $     (45,786)  $       (3,974,131)
                                               ==============  ==============  ===================

Net Loss Per Common Share . . . . . . . . . .  $       (0.00)  $       (0.00)
                                               ==============  ==============

Weighted Average Common Shares Outstanding. .     21,898,666      21,022,666
                                               ==============  ==============

                 See Accompanying Notes To Financial Statements

                                   PRIME AIR, INC.
                            (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (all figures in US dollars)


                                                       Three months    Three months
                                                          ended           ended
                                                         March 31        March 31
                                                           2002            2001
                                                      --------------  --------------
                                                       (Unaudited)     (Unaudited)
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss for the period. . . . . . . . . . . . . .  $     (29,455)  $     (26,384)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
  Amortization . . . . . . . . . . . . . . . . . . .          2,999           4,868
  Decrease in prepaid expenses . . . . . . . . . . .            219             715
  (Increase) in goods and services tax recoverable .            (16)            (32)
  Increase in due to related parties . . . . . . . .         20,000          15,000
  (Decrease) in accounts payable . . . . . . . . . .         (9,122)         (3,996)
                                                      --------------  --------------
                                                            (15,375)         (9,829)
                                                      --------------  --------------

FINANCING
  Notes and advances payable . . . . . . . . . . . .         14,000          10,000
                                                      --------------  --------------
                                                             14,000          10,000
                                                      --------------  --------------

INVESTING
                                                                  -               -
                                                      --------------  --------------


Effect of exchange rate changes on cash. . . . . . .            (39)            (86)
                                                      --------------  --------------

NET CASH (OUTFLOW) INFLOW. . . . . . . . . . . . . .         (1,414)             85

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . .          2,089           2,605
                                                      --------------  --------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . .  $         675   $       2,690
                                                      ==============  ==============

NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt . . . . . . . . . . .        121,000               -


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

Receivables  /  Prepaid  Expenses
---------------------------------

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

Other  Comprehensive  Loss
--------------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2002, the Company had accumulated other comprehensive loss of $14,024, which is comprised of foreign currency translation adjustments.

4.    CAPITAL  ASSETS

Capital assets consist of the following at March 31, 2002 and December 31, 2001:

                                                                          December
                                                   March31,  2002         31,  2001
                                      ----------------------------------  ---------
                                                 Accumulated   Net Book   Net Book
                                        Cost    Amortization     Value      Value
                                      --------  -------------  ---------  ---------
     Air terminal construction costs  $549,288  $     113,351  $ 435,937  $ 440,000

     Furniture and equipment . . . .     4,504          3,307      1,197      1,251
                                      --------  -------------  ---------  ---------

                                      $553,792  $     116,658  $ 437,134  $ 441,251
                                      ========  =============  =========  =========

                                 PRIME AIR, INC.
                             (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

5.    NOTES  AND  ADVANCES  PAYABLE

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.    CAPITAL  STOCK

Shares issued for non-cash consideration were valued based on the fair market value of the common stock on the measurement date for the transaction.

During the three month period ended March 31, 2002, the Company issued 920,000 shares of common stock by way of debt settlements covering obligations of $121,000, of which directors received 800,000 shares to settle obligations of $100,000.

7.    RELATED  PARTY  TRANSACTIONS

Included in due to related parties is an amount of $11,846 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.22% of the issued and outstanding capital of the Company.

During the three months ended March 31, 2002 and 2001, no cash remuneration was paid to any director or officer of the Company. The Company records services provided by related parties at their fair value in the period when the services are rendered and the obligation accrued. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered. The Company issues shares in a later period than when the services were performed. The common shares later issued in settlement of these obligations are recorded based on the fair value of the services performed, being the measurement date. Also included in due to related parties is an amount of $20,000 (December 31, 2001 - $100,000), which is the value of services rendered by directors for consulting services provided in the current and prior fiscal periods.

During the three months ended March 31, 2002, directors of the Company received 800,000 common shares by way of a debt settlement covering obligations of $100,000.

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

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

GENERAL

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATION
---------

Some of the information presented in this report constitutes "forward-looking statements." Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its proposed business and operations, it is possible that actual results may differ materially from its expectations. Factors that could cause actual results to differ from expectations include the inability of the Company to raise the additional capital necessary to commence its principal operations or the failure to consummate a definitive agreement with Voyager Airways Limited.

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

The results of the operations for the quarter ended March 31, 2002 show costs at approximately 35% less than the same period of the previous year. However, because of the "development stage" nature of the Company, these figures will not be representative of the Company's future operations.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH,  31,  2002 COMPARED TO THREE MONTHS ENDED MARCH 31,
2001.

During the three months ended March 31, 2002 and 2001, the Company earned no revenues.

Total expenses for the three months ended March 31, 2002 were $29,455 as compared to $26,384 for the three months ended March 31, 2001. Expenses increased primarily due to consulting services with third parties and consulting accounting services with a related party.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2002, the Company's negative working capital was ($246,754) compared to a negative working capital of $(341,507) as of December 31, 2001.

The Company currently has no revenue and will not generate any revenue until it begins its operation at Pemberton. Historically, the Company has funded its operations through loans and issuance of its common stocks. No assurance can be given that the Company will be able to continue to receive loans for its operations.

ITEM  3.     CONTROLS  AND  PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our first fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the first fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                                     PART II

ITEM  1.     LEGAL  PROCEEDINGS

Neither the Company nor any of its properties is a party to any pending legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Exhibits

Exhibit  No.
------------

31.1         Certification by the Principal Executive Officer Pursuant to
               Section  302  of  the  Sarbanes-Oxley  Act

31.2         Certification  by  the Principal Accounting Officer Pursuant to
             Section 302  of  the  Sarbanes-Oxley  Act

32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act

(B)     Reports  on  Form  8-K.

     None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, province of British Columbia, on the 30th day of April, 2004.

                                 Prime  Air,  Inc.


                                 By:  /s/ Blaine Haug
                                      -----------------
                                      Blaine Haug
                                      Chief Executive Officer
                                      (Principal Executive and
                                      Principal Accountant and Financial Officer