Form 10QSB/A
period 2002-06-30
PRIME AIR INC
filed 2004-05-06
CIK 1004973

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
                                  CONSOLIDATED BALANCE SHEETS
                                  (all figures in US dollars)


                                                                      June 30      December 31
                                                                        2002          2001
                                                                    ------------  -------------
                                                                    (Unaudited)     (Audited)
                                            ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . . . . . . . .  $     1,067   $      2,089
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          247          1,550
  Goods and Services Tax recoverable . . . . . . . . . . . . . . .        1,274          1,148
                                                                    ------------  -------------
                                                                          2,588          4,787

Capital Assets (Note 4). . . . . . . . . . . . . . . . . . . . . .      456,013        441,251
                                                                    ------------  -------------

                                                                    $   458,601   $    446,038
                                                                    ============  =============

                                         LIABILITIES

Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . . . . . . . .  $   213,262   $    231,305
  Due to related parties (Note 7). . . . . . . . . . . . . . . . .       51,846        111,846
  Notes and advances payable  (Note 5) . . . . . . . . . . . . . .       20,294          3,143
                                                                    ------------  -------------
                                                                        285,402        346,294
                                                                    ------------  -------------

                                     SHAREHOLDERS' EQUITY

Capital Stock  (Note 6)
  Authorized: 150,000,000 common shares with
     a stated par value of $.001/share
      5,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
   22,898,666 common shares (December 31, 2001: 21,978,666 shares)       22,899         21,979

Capital in excess of par value . . . . . . . . . . . . . . . . . .    4,141,612      4,021,532
Accumulated other comprehensive income (loss). . . . . . . . . . .        3,445        (13,115)
Deficit accumulated during development stage . . . . . . . . . . .   (3,994,757)    (3,930,652)
                                                                    ------------  -------------
                                                                        173,199         99,744
                                                                    ------------  -------------

                                                                    $   458,601   $    446,038
                                                                    ============  =============

                 See Accompanying Notes to Financial Statements

                                                         PRIME AIR, INC.
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (all figures in US dollars)


                                                                                                                 From inception
                                             Three months     Three months      Six months       Six months      March 10, 1989
                                             Ended June 30    Ended June 30    Ended June 30    Ended June 30      To June 30
                                                 2002             2001             2002             2001              2002
                                            ---------------  ---------------  ---------------  ---------------  ----------------
                                              (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Administrative And General Expenses
  Flight operations. . . . . . . . . . . .  $            -   $            -   $            -   $            -   $       114,720
  Audit and accounting . . . . . . . . . .           1,907                -            1,907                -           106,528
  Advertising. . . . . . . . . . . . . . .               -              366                -              431            18,083
  Amortization . . . . . . . . . . . . . .           3,077            4,643            6,076            9,511           130,220
  Association membership fees. . . . . . .               -                -                -                -             5,768
  Automotive . . . . . . . . . . . . . . .               -                -                -                -            19,164
  Bad debts. . . . . . . . . . . . . . . .               -                -                -                -             1,933
  Commissions and finders' fees. . . . . .               -                -                -                -            22,311
  Consulting . . . . . . . . . . . . . . .           5,000            1,500           10,000            3,000            30,791
  Consulting to related parties. . . . . .          20,000           15,000           40,000           30,000         2,679,696
  Foreign currency translation . . . . . .               -                -                -                -            60,131
  Insurance. . . . . . . . . . . . . . . .           1,108              682            1,328            1,397            30,203
  Interest and service charges . . . . . .              68               38              142               96            21,503
  Legal costs. . . . . . . . . . . . . . .               -            6,046                -            6,411           181,941
  Management remuneration. . . . . . . . .               -                -                -                -            77,287
  Office and general . . . . . . . . . . .               -              774                -            1,540           165,009
  Repairs and maintenance. . . . . . . . .               2               (2)              92               66            10,354
  Rent and property taxes
     - airport facility. . . . . . . . . .               -                -                -                -            60,799
  Telephone and utilities. . . . . . . . .           2,008            1,035            1,924            1,473            89,964
  Transfer agent, listing and filing fees.           1,480              987            2,636            3,279            60,130
  Travel, promotion and entertainment. . .               -              894                -            1,143           108,222
                                            ---------------  ---------------  ---------------  ---------------  ----------------
                                                    34,650           31,963           64,105           58,347         3,994,757
                                            ---------------  ---------------  ---------------  ---------------  ----------------

Net Loss For The Period. . . . . . . . . .         (34,650)         (31,963)         (64,105)         (58,347)       (3,994,757)


Other Comprehensive Income (Loss)
  Foreign currency translation
     adjustments . . . . . . . . . . . . .          17,469           11,037           16,560           (8,365)            3,445
                                            ---------------  ---------------  ---------------  ---------------  ----------------

Comprehensive Loss . . . . . . . . . . . .  $      (17,181)  $      (20,926)  $      (47,545)  $      (66,712)  $    (3,991,312)
                                            ===============  ===============  ===============  ===============  ================


Net Loss Per Common Share. . . . . . . . .           (0.00)           (0.00)           (0.00)           (0.00)
                                            ===============  ===============  ===============  ===============

Weighted Average Common Shares
     Outstanding . . . . . . . . . . . . .      22,898,666       21,022,666       22,898,666       21,022,666
                                            ===============  ===============  ===============  ===============


                 See Accompanying Notes To Financial Statements

                                              PRIME AIR, INC.
                                       (A Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (all figures in US dollars)

                                                                                 Six  months   Six  months
                                                                                   ended         ended
                                                                                  June 30       June 30
                                                                                    2002          2001
                                                                                ------------  ------------
                                                                                (Unaudited)   (Unaudited)
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss for the period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (64,105)  $   (58,347)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,076         9,511
  Decrease in prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        1,328         1,397
  (Increase) in goods and services tax recoverable . . . . . . . . . . . . . .          (69)          (73)
  Increase in due to related parties . . . . . . . . . . . . . . . . . . . . .       40,000        30,000
  (Decrease) increase in accounts payable. . . . . . . . . . . . . . . . . . .       (1,381)        5,496
                                                                                ------------  ------------
                                                                                    (18,151)      (12,016)
                                                                                ------------  ------------

FINANCING
  Notes and advances payable . . . . . . . . . . . . . . . . . . . . . . . . .       17,000        10,000
                                                                                ------------  ------------
                                                                                     17,000        10,000
                                                                                ------------  ------------

INVESTING
                                                                                          -             -
                                                                                ------------  ------------


Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . .          129          (279)
                                                                                ------------  ------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,022)       (2,295)

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,089         2,605
                                                                                ------------  ------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,067   $       310
                                                                                ============  ============

NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt . . . . . . . . . . . . . . . . . . . . . . . .      121,000             -

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

Other  Comprehensive  Income  (Loss)
------------------------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at June 30, 2002, the Company had accumulated other comprehensive income of $3,445 which is comprised of foreign currency translation adjustments.

4.    CAPITAL  ASSETS

Capital  assets consist of the following at June 30, 2002 and December 31, 2001:

                                                                          December
                                                   June 30,  2002         31,  2001
                                      ----------------------------------  ---------
                                                 Accumulated   Net Book   Net Book
                                        Cost    Amortization     Value      Value
                                      --------  -------------  ---------  ---------
     Air terminal construction costs  $576,967  $     122,159  $ 454,808  $ 440,000

     Furniture and equipment . . . .     4,731          3,526      1,205      1,251
                                      --------  -------------  ---------  ---------

                                      $581,698  $     125,685  $ 436,013  $ 441,251
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

During the six month period ended June 30, 2002, the Company issued 920,000 shares of common stock by way of debt settlements covering obligations of $121,000, of which directors received 800,000 shares to settle obligations of $100,000.

7.    RELATED  PARTY  TRANSACTIONS

Included in due to related parties is an amount of $11,846 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.22% of the issued and outstanding capital of the Company.

During the six months ended June 30, 2002 and 2001, no cash remuneration was paid to any director or officer of the Company. The Company records services provided by related parties at their fair value in the period when the services are rendered and the obligation accrued. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered. The Company issues shares in a later period than when the services were performed. The common shares later issued in settlement of these obligations are recorded based on the fair value of the services performed, being the measurement date. Also included in due to related parties is an amount of $40,000 (December 31, 2001 - $100,000), which is the value of services rendered by directors for consulting services provided in the current and prior fiscal periods.

During the six months ended June 30, 2002, directors of the Company received 800,000 common shares by way of a debt settlement covering obligations of $100,000.

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

The results of the operations for the quarter ended June 30, 2002 show costs at approximately 35% less than the same period of the previous year. However, because of the "development stage" nature of the Company, these figures will not representative of the Company's future operations.

RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2002  COMPARED  TO SIX MONTH ENDED JUNE 30, 2001.

The  Company  earned no revenue for the six months ended June 30, 2002 and 2001.

Total expenses for the six months ended June 30, 2002 were $64,105 compared to $58,347 for the same period during the prior year. The primary difference is that during the six months ended June 30, 2001, the Company incurred consulting services with third parties and consulting accounting services with a related party.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2002, the Company's negative working capital was ($282,814) as compared to a negative working capital of $(341,507) at December 31, 2001.

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