Form 10QSB/A
period 2002-09-30
PRIME AIR INC
filed 2004-05-06
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 3
                                   (Mark One)

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 30, 2002, there were 22,898,666 shares of the Registrant's Common Stock outstanding.

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

                                         PRIME AIR, INC.
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEETS
                                   (all figures in US dollars)


                                                                     September 30    December 31
                                                                         2002           2001
                                                                    --------------  -------------
                                                                     (Unaudited)      (Audited)
                                             ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . . . . . . . .  $       1,677   $      2,089
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          4,274          1,550
  Goods and Services Tax recoverable . . . . . . . . . . . . . . .          1,243          1,148
                                                                    --------------  -------------
                                                                            7,194          4,787

Capital Assets (Note 4). . . . . . . . . . . . . . . . . . . . . .        435,608        441,251

                                                                    $     442,802   $    446,038
                                                                    ==============  =============

                                          LIABILITIES

Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . . . . . . . .  $     214,430   $    231,305
  Due to related parties (Note 7). . . . . . . . . . . . . . . . .         71,846        111,846
  Notes and advances payable  (Note 5) . . . . . . . . . . . . . .         20,168          3,143
                                                                    --------------  -------------
                                                                          306,444        346,294
                                                                    --------------  -------------

                                      SHAREHOLDERS' EQUITY

Capital Stock  (Note 6)
  Authorized: 150,000,000 common shares with
     a stated par value of $.001/share
      5,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
   22,898,666 common shares (December 31, 2001: 21,978,666 shares)         22,999         21,979

Capital in excess of par value . . . . . . . . . . . . . . . . . .      4,151,512      4,021,532
Accumulated other comprehensive income (loss). . . . . . . . . . .        (10,544)       (13,115)
Deficit accumulated during development stage . . . . . . . . . . .     (4,027,609)    (3,930,652)
                                                                    --------------  -------------
                                                                          136,358         99,744
                                                                    --------------  -------------

                                                                    $     442,802   $    446,038
                                                                    ==============  =============

                 See Accompanying Notes to Financial Statements

                                                         PRIME AIR, INC.
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (all figures in US dollars)


                                                Three months    Three months    Nine months     Nine months     From inception
                                                   ended           ended           ended           Ended        March 10, 1989
                                                September 30    September 30    September 30    September 30    to September 30
                                                    2002            2001            2002            2001             2002
                                               --------------  --------------  --------------  --------------  -----------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)       (Unaudited)
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . .  $           -   $           -   $           -   $           -   $        114,720
  Audit and accounting. . . . . . . . . . . .            961               -           2,868               -            107,489
  Advertising . . . . . . . . . . . . . . . .              -              10               -             441             18,083
  Amortization. . . . . . . . . . . . . . . .          3,062           5,093           9,138          14,604            133,282
  Association membership fees . . . . . . . .              -               -               -               -              5,768
  Automotive. . . . . . . . . . . . . . . . .              -           1,607               -           1,607             19,164
  Bad debts . . . . . . . . . . . . . . . . .              -               -               -               -              1,933
  Commissions and finders' fees . . . . . . .              -               -               -               -             22,311
  Consulting. . . . . . . . . . . . . . . . .              -           1,500          10,000           4,500             30,791
  Consulting to related parties . . . . . . .         20,000          15,000          60,000          45,000          2,699,696
  Foreign currency translation. . . . . . . .              -               -               -               -             60,131
  Insurance . . . . . . . . . . . . . . . . .            784              33           2,112           1,430             30,987
  Interest and service charges. . . . . . . .             56              61             198             157             21,559
  Legal costs . . . . . . . . . . . . . . . .              -              35               -           6,446            181,941
  Management remuneration . . . . . . . . . .              -               -               -               -             77,287
  Office and general. . . . . . . . . . . . .              -           2,846               -           4,386            165,009
  Repairs and maintenance . . . . . . . . . .              -               2              92              68             10,354
  Rent and property taxes - airport facility.          8,226           9,337           8,226           9,337             69,025
  Telephone and utilities (recovery). . . . .           (852)          1,763           1,072           3,236             89,112
  Transfer agent, listing and filing fees . .            615           1,197           3,251           4,476             60,745
  Travel, promotion and entertainment . . . .              -           4,732               -           5,875            108,222
                                               --------------  --------------  --------------  --------------  -----------------
                                                      32,852          43,216          96,957         101,563          4,027,609
                                               --------------  --------------  --------------  --------------  -----------------

Net Loss For The Period . . . . . . . . . . .        (32,852)        (43,216)        (96,957)       (101,563)        (4,027,609)


Other Comprehensive Income (Loss)
  Foreign currency translation adjustments. .        (13,989)        (10,379)          2,571         (18,744)           (10,544)
                                               --------------  --------------  --------------  --------------  -----------------

Comprehensive Loss. . . . . . . . . . . . . .  $     (46,841)  $     (53,595)  $     (94,386)  $    (120,307)  $     (4,038,153)
                                               ==============  ==============  ==============  ==============  =================


Net Loss Per Common Share . . . . . . . . . .          (0.00)          (0.00)          (0.00)          (0.00)
                                               ==============  ==============  ==============  ==============

Weighted Average Common Shares Outstanding. .     22,898,666      21,022,666      22,898,666      21,022,666
                                               ==============  ==============  ==============  ==============

                                                PRIME AIR, INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (all figures in US dollars)

                                                                                  Nine  months    Nine  months
                                                                                    ended           ended
                                                                                 September 30    September 30
                                                                                     2002            2001
                                                                                --------------  --------------
                                                                                 (Unaudited)     (Unaudited)
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss for the period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (96,957)  $    (101,563)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,138          14,604
  (Increase) in prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         (2,727)         (1,137)
  (Increase) decrease in goods and services tax recoverable. . . . . . . . . .            (87)            805
  Increase in due to related parties . . . . . . . . . . . . . . . . . . . . .         60,000          45,000
  Increase in accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         13,371          21,008
                                                                                --------------  --------------
                                                                                      (17,262)        (21,283)
                                                                                --------------  --------------

FINANCING
  Notes and advances payable . . . . . . . . . . . . . . . . . . . . . . . . .         17,000          24,000
                                                                                --------------  --------------
                                                                                       17,000          24,000
                                                                                --------------  --------------

INVESTING
                                                                                            -               -
                                                                                --------------  --------------


Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . .           (150)           (111)
                                                                                --------------  --------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . . . . . . . . . . . . . . . . .           (412)          2,606

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,089           2,605
                                                                                --------------  --------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       1,677   $       5,211
                                                                                ==============  ==============

NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt . . . . . . . . . . . . . . . . . . . . . . . .        131,000               -

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

Other  Comprehensive  Income  (Loss)
------------------------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at September 30, 2002, the Company had accumulated other comprehensive loss of $10,544 which is comprised of foreign currency translation adjustments.

4.    CAPITAL  ASSETS

Capital assets consist of the following at September 30, 2002 and December 31, 2001:

                                                                          December
                                              September 30, 2002          31,  2001
                                      ----------------------------------  ---------
                                                 Accumulated   Net Book   Net Book
                                        Cost    Amortization     Value      Value
                                      --------  -------------  ---------  ---------
     Air terminal construction costs  $554,982  $     120,482  $ 434,500  $ 440,000

     Furniture and equipment . . . .     4,551          3,443      1,108      1,251
                                      --------  -------------  ---------  ---------

                                      $559,533  $     123,925  $ 435,608  $ 441,251
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

During the nine month period ended September 30, 2002, the Company issued 1,020,000 shares of common stock by way of debt settlements covering obligations of $131,000, of which directors received 800,000 shares to settle obligations of $100,000.

7.    RELATED  PARTY  TRANSACTIONS

Included in due to related parties is an amount of $11,846 which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.22% of the issued and outstanding capital of the Company.

During the nine months ended September 30, 2002 and 2001, no cash remuneration was paid to any director or officer of the Company. The Company records services provided by related parties at their fair value in the period when the services are rendered and the obligation accrued. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered. The Company issues shares in a later period than when the services were performed. The common shares later issued in settlement of these obligations are recorded based on the fair value of the services performed, being the measurement date. Also included in due to related parties is an amount of $60,000 (December 31, 2001 - $100,000), which is the value of services rendered by directors for consulting services provided in the current and prior fiscal periods.

During the nine months ended September 30, 2002, directors of the Company received 800,000 common shares by way of a debt settlement covering obligations of $100,000.

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

During the quarterly period ended September 30, 2002, management continued discussions with principals in the airline industry and with interested parties at the intended destination with respect to providing air service to the Mammoth Mountain resort in the Eastern Sierra area of California. Points of origin considered are Burbank and San Jose California. The Company has identified the need for scheduled air service to this location and in particular believes the capability of the Dash 7 aircraft would be ideal in terms of safety, reliability and cost effectiveness. The Company has subsequently terminated research and discussions with respect to this purpose.

The results of the operations for the three and nine months ended September 30, 2002 show costs at approximately 39% less than the same period of the previous year. However, because of the "development stage" nature of the company, these figures will not be representative of the Company's future operations.

RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

The Company derived no revenue for the nine months ended September 30, 2002 and 2001.

Total Expenses for the nine months ended September 30, 2002 was $96,957 compared to $101,563 for the same period from the prior year. During the nine months ended September 30, 2001, the Company's primary expenses consisted of amortization expenses of $14,604, legal costs of $6,446, and office and general administrative expenses of $4,386. These expenses for the nine months ended September 30, 2002 was substantially less due to concerted effort by the Company to reduce expenses including the cessation of certain operations in Fort Saskatchewan, Alberta. However, these decreases were offset by increases in third party consulting fees and fees to related parties consisting of primarily fees for accounting services.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2002, the Company's negative working capital was ($299,250) and was ($341,507) as of December 31, 2001.

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

Exhibit  No.
------------

31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act

(B)     Reports  on  Form  8-K.

     None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, province of British Columbia, on the 30th day of April, 2004. Prime Air, Inc.


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