Form 10KSB/A
period 2002-12-31
PRIME AIR INC
filed 2004-05-06
CIK 1004973

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


                                               TABLE OF CONTENTS
                                               -----------------

                                                PRIME AIR, INC.

                                                     INDEX

PART I                                                                                                  PAGE NO
                                                                                                        --------
ITEM 1       Description
             General                                                                                          3
ITEM 2       Description of Property                                                                         12
ITEM 3       Legal Proceedings                                                                               13
ITEM 4       Submission of Matters to a Vote of Security Holders                                             14

PART II

ITEM 5       Market for Common Equity and Related Stockholder Matters                                        14
ITEM 6       Management's Discussion and Analysis or Plan of Operation                                       14
ITEM 7       Financial Statements                                                                            16
ITEM 8       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            31

PART III

ITEM 9       Directors, Executive Officers, Promoters and Control Persons                                    31
ITEM 10      Executive Compensation                                                                          32
ITEM 11      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  33
ITEM 12      Certain Relationships and Related Transactions                                                  34
ITEM 13      Exhibits and Reports on Form 8-K                                                                34
ITEM 14      Principal Accounting Fees                                                                       35

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of the year ended December 31, 2002.

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

                                   FISCAL YEARS ENDED
                     DECEMBER  31,  2002         DECEMBER  31,  2001
                     HIGH BID   LOW BID          HIGH BID   LOW BID
First  Quarter        $0.09      $0.01            $0.08      $0.02
Second  Quarter       $0.01          *            $0.01          *
Third  Quarter        $0.01          *            $0.01          *
Fourth  Quarter       $0.01          *                *          *
*  Less  than  $0.01

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

     During 2002, the Company received no revenues. Historically, the Company has financed its building of terminal and operation through the issuance of equity securities.

     The Company intends to market and provide commercial aircraft services to the Pemberton airport to provide access to primarily the Whistler, British Columbia recreational area. To facilitate these services, the Company intends to provide FBO for both commercial and private aircraft services.

Results  Of  Operations

     During  the  year  ended December 31, 2002 the Company derived no revenues.

     Expenses totaled $146,207 consisting of primarily $90,000 for consulting fees, $18,978 in amortization related to the terminal build at Pemberton and $9,859 in rent and property taxes paid to the city of Pemberton. Of the $90,000 in consulting services, $80,000 was attributed to directors and officers consisting of $40,000 to the President for his services, $20,000 in director fees and $20,000 to an accounting firm controlled by a director for accounting services rendered.

     The Company incurred a loss of $(146,207), a per share loss of $(0.01) for the year ended December 31, 2002.

Liquidity

As of December 31, 2002 and 2001, the Company had a working capital deficit of $(323,374) and $(341,507). Included in accounts payable and accrued liabilities of $213,682 and $231,305 as at December 31, 2002 and 2001 are a substantial amount of accounts payables and accrued liabilities due to prior year expenses that the Company has yet been able to pay due to the lack or revenues and capital. As a result of the lack of revenues, and working capital deficit, the auditor's report contains a paragraph about the Company's ability to operate as a going concern. Historically, the Company has received loans and issued its shares of common stock to finance its operations, and building of and further expansion of the terminal at Pemberton. It is anticipated that the Company will continue to issue its equity securities and rely on loans from affiliates to finance its operations. However, no assurance can be given that the Company will be able to rely on these sources for capital.

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

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and 2001 and the results of its operations, the change in stockholders' equity and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.




Richmond,  Canada                                      /s/  RUTHERFORD & COMPANY
July 23, 2003                                          CHARTERED ACCOUNTANTS

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












Richmond,  Canada                                       /s/ RUTHERFORD & COMPANY
July  23, 2003                                             CHARTERED ACCOUNTANTS



                                    PRIME AIR, INC
                             (A Development Stage Company)
                                 CONSOLIDATED BALANCE SHEETS
                                 (all figures in US dollars)


                                                          December 31    December 31
                                                             2002           2001
                                                         -------------  -------------
                                       ASSETS
Current Assets
  Cash and short-term deposits. . . . . . . . . . . . .  $        512   $      2,089
  Prepaid expenses and deposits . . . . . . . . . . . .         1,586          1,550
  Goods and Services Tax recoverable. . . . . . . . . .         1,357          1,148
                                                         -------------  -------------
                                                                3,455          4,787

Capital Assets (Note 4) . . . . . . . . . . . . . . . .       427,305        441,251
                                                         -------------  -------------

                                                         $    430,760   $    446,038
                                                         =============  =============

                                    LIABILITIES
Current Liabilities
  Accounts payable and accrued liabilities. . . . . . .  $    213,682   $    231,305
  Due to related parties (Note 6) . . . . . . . . . . .        91,846        111,846
  Notes and advances payable  (Note 5). . . . . . . . .        21,301          3,143
                                                         -------------  -------------
                                                              326,829        346,294
                                                         -------------  -------------

                                SHAREHOLDERS' EQUITY
Capital Stock  (Note 7)
  Authorized:
    150,000,000 common shares with a
        stated par value of $.001/share
      5,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
    23,318,666 common shares  (2001: 21,978,666 shares)        23,319         21,979

  Capital in excess of par value. . . . . . . . . . . .     4,167,192      4,021,532
  Accumulated other comprehensive income (loss) . . . .        (9,721)       (13,115)
  Deficit accumulated during development stage. . . . .    (4,076,859)    (3,930,652)
                                                         -------------  -------------
                                                              103,931         99,744
                                                         -------------  -------------

                                                         $    430,760   $    446,038
                                                         =============  =============

                         See Accompanying Notes To Financial Statements


                                      PRIME AIR, INC.
                                (A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                (all figures in US dollars)


                                                                              From Inception
                                                                              March 10, 1989
                                                Year Ended      Year Ended          to
                                               December 31      December 31     December 31
                                                   2002            2001            2002
                                             ----------------  -------------  -------------
                                                                                (Unaudited)
Administrative And General Expenses
  Flight operations . . . . . . . . . . . .  $             -   $          -   $    114,720
  Audit and accounting. . . . . . . . . . .            7,328          6,781        111,949
  Advertising . . . . . . . . . . . . . . .                -            666         18,083
  Amortization. . . . . . . . . . . . . . .           18,978         19,154        143,122
  Association membership fees . . . . . . .                -          5,768          5,768
  Automotive. . . . . . . . . . . . . . . .                -              -         19,164
  Bad debts . . . . . . . . . . . . . . . .                -              -          1,933
  Commissions and finders' fees . . . . . .                -          3,261         22,311
  Consulting. . . . . . . . . . . . . . . .           10,000          9,000         30,791
  Consulting to related parties . . . . . .           80,000         60,000      2,719,696
  Foreign currency translation loss . . . .                -              -         60,131
  Insurance . . . . . . . . . . . . . . . .            3,059          2,374         31,934
  Interest and service charges. . . . . . .            1,635          1,289         22,996
  Legal costs . . . . . . . . . . . . . . .              135              -        182,076
  Management remuneration . . . . . . . . .                -              -         77,287
  Office and general. . . . . . . . . . . .              628          1,249        165,637
  Repairs and maintenance . . . . . . . . .              245          1,420         10,507
  Rent and property taxes airport facility.            9,859          8,426         70,658
  Telephone and utilities . . . . . . . . .            2,621          4,754         90,661
  Transfer agent, listing and filing fees .            5,309          6,405         62,803
  Travel, promotion and entertainment . . .            6,410          5,654        114,632
                                             ----------------  -------------  -------------
                                                     146,207        136,201      4,076,859
                                             ----------------  -------------  -------------

Net Loss For The Period . . . . . . . . . .  $      (146,207)  $   (136,201)  $ (4,076,859)
                                             ================  =============  =============


Net Loss Per Common Share . . . . . . . . .            (0.01)         (0.01)
                                             ================  =============

Weighted Average Common
  Shares Outstanding. . . . . . . . . . . .       22,898,666     21,586,358
                                             ================  =============

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
                                      =============  =============  ===============  ===============  ==============  =============

                 See Accompanying Notes To Financial Statements


                                              PRIME AIR, INC.
                                       (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                                        (all figures in US dollars )

                                                                     Capital in                        Accumulated     Accumulated
                                                                     Excess of          Share            Other       Deficit During
                                             Common Shares          (Less than)      Subscriptions    Comprehensive    Development
                                         Shares         Amount       Par Value         Receivable     Income (loss)       Stage
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance Forward . . . . . . . .         21,022,666   $     21,023   $    3,938,482   $            -    $       9,266   $(3,794,451)
Issue of common shares for cash
   at $.08/share. . . . . . . .            300,000            300           23,700                -                -             -
Issue of common shares for
   debt settlement
   at $.08/share. . . . . . . .            250,000            250           19,750                -                -             -
   at $.10/share. . . . . . . .            400,000            400           39,600                -                -             -
Transfer agent adjustment . . .              6,000              6
Foreign currency translation. .                  -              -                -                -          (22,381)            -
Net loss for the year ended
   December 31, 2001. . . . . .                  -              -                -                -                -      (136,201)
                                      -------------  -------------  ---------------  ---------------  --------------  -------------
Balance, December 31, 2001. . .         21,978,666   $     21,979   $    4,021,532   $            -    $     (13,115)  $(3,930,652)
Issue of common shares for cash
   at $.05/share. . . . . . . .            320,000            320           15,680                -                -             -
Issue of common shares for
   debt settlement
   at $.10/share. . . . . . . .            500,000            500           49,500                 -               -             -
   at $.15/share. . . . . . . .            420,000            420           62,580                 -               -             -
   at $.18/share. . . . . . . .            100,000            100           17,900                 -               -             -
Foreign currency translation. .                  -              -                -                 -           3,394             -
Net loss for the year ended
   December 31, 2002. . . . . .                  -              -                -                 -               -      (146,207)
Balance, December 31, 2002. . .         23,318,666   $     23,319   $    4,167,192   $             -   $      (9,721)  $(4,076,859)
                                      =============  =============  ===============  ===============  ==============  =============


                 See Accompanying Notes To Financial Statements


                                                PRIME AIR, INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (all figures in US dollars)


                                                                      *              *         From Inception
                                                                      *              *         March 10, 1989
                                                                 Year Ended     Year Ended           to
                                                                 December 31    December 31     December 31
                                                                    2002           2001             2002
                                                                -------------  -------------  ----------------
                                                                                                (Unaudited)

NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:


OPERATING
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (146,207)  $   (136,201)  $    (4,076,859)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Services paid by issue of common stock . . . . . . . . . .             -              -         2,290,280
    Amortization . . . . . . . . . . . . . . . . . . . . . . .        18,978         19,154           138,584
    (Increase) in prepaid expenses . . . . . . . . . . . . . .           (22)          (172)           (1,649)
    Decrease (increase) in Goods and Services Tax recoverable.          (199)           262            (1,404)
    Increase in due to related parties . . . . . . . . . . . .        80,000         20,000           180,000
    (Decrease) in accounts payable . . . . . . . . . . . . . .        12,486         72,938           824,444
                                                                -------------  -------------  ----------------
                                                                     (34,964)       (24,019)         (646,604)

FINANCING
  Notes and advances payable . . . . . . . . . . . . . . . . .        18,205              -            50,344
  Issue of capital stock . . . . . . . . . . . . . . . . . . .        16,000         24,000         1,317,631
                                                                -------------  -------------  ----------------
                                                                      34,205         24,000         1,367,975
                                                                -------------  -------------  ----------------

INVESTING
  Acquisition of capital assets. . . . . . . . . . . . . . . .          (953)             -          (648,079)
                                                                -------------  -------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES. . . . . . . . . . . . . . . .           135           (497)          (72,780)
                                                                -------------  -------------  ----------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . . . . . . . . .        (1,577)          (516)              512

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . .         2,089          2,605                 -
                                                                -------------  -------------  ----------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . . .  $        512   $      2,089   $           512
                                                                =============  =============  ================

NON-CASH FINANCING ACTIVITIES
  Common stock issued for services . . . . . . . . . . . . . .             -              -         2,290,280
  Common stock issued for debt . . . . . . . . . . . . . . . .       131,000         60,000           582,600

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

The results of operations and cash flows for the period from the date of inception of this organization as a development stage company on March 10, 1989 to December 31, 2002 are presented herein for information purposes only. These amounts are unaudited and accordingly no audit opinion has been expressed thereon.

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

Fair  Value  of  Financial  Instruments
---------------------------------------

In accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value Of Financial Instruments", the carrying amounts reported on the balance sheets for cash and cash equivalents, namely, "cash and short-term deposits", "prepaid expenses", "goods and services tax recoverable", "accounts payable and accrued liabilities" and "notes and advances payable" approximate their fair market value.

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

c)     Computer: Computer equipment is stated at cost, net of amortization which
       --------
is  provided  for  at  the rate of 30% per annum on the declining balance basis.

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

The Company has cumulative net operating losses of approximately $1,379,000 at December 31, 2002 and $1,363,000 at December 31, 2001. The operating subsidiary Company has cumulative net operating losses of approximately $718,000 at December 31, 2002 and $668,000 at December 31, 2001. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The potential income tax benefits of these net operating loss carry forwards of approximately $591,000 at December 31, 2002 and $581,000 at December 31, 2001 (based upon current income tax rates) have been offset by valuation reserves of the same amount. Net operating losses in Canada expire after seven (7) years and net operating losses in United States expire after twenty (20) years.

Other  Comprehensive  Loss
--------------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2002, the Company had accumulated other comprehensive loss of $9,721, which is comprised of foreign currency translation adjustments.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

4.    CAPITAL  ASSETS

Capital assets consist of the following at December 31, 2002 and December 31, 2001:

                                              December  31,  2002        December  31,  2001
                                      ---------------------------------  -------------------
                                                 Accumulated  Net  Book       Net  Book
                                        Cost    Amortization    Value           Value
                                      --------  ------------  ---------       ----------
Air terminal construction costs        555,682      $130,189   $425,493       $  440,000
Computer equipment. . . . . . .            944           142        802                -
Furniture and equipment . . . .          4,557         3,547      1,010           1,251
                                      --------  ------------  ---------       ----------
                                       561,183      $133,878   $427,305       $ 441,251
                                      ========  ============  =========       ==========

5.    NOTES  AND  ADVANCES  PAYABLE

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

6.    RELATED  PARTY  TRANSACTIONS

Included in due to related parties is an amount of $11,846 (2001 - $11,846) which has been advanced to the Company by a shareholders and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.22% of the issued and outstanding capital of the Company.

During the years ended December 31, 2002 and 2001, no cash remuneration was paid to any director or officer of the Company. The Company records services provided by related parties at their fair value in the period when the services are rendered and the obligation accrued. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered. The Company issues shares in a later period than when the services were performed. The common shares later issued in settlement of these obligations are recorded based on the fair value of the services performed, being the measurement date. Also included in due to related parties is an amount of $80,000 (2001 - $100,000), which is the value of services rendered by directors for consulting services provided in the current and prior fiscal years.

During the year ended December 31, 2002, directors of the Company received 800,000 common shares by way of a debt settlement covering obligations of $100,000. During the year ended December 31, 2001, directors of the Company received 650,000 common shares by way of a debt settlement covering obligations of $60,000.

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

     $ 67 US ($100 CDN) per annum for the initial six (6) years (1993 through 1999); and thereafter

     5% of gross receipts per annum derived from the operation of the terminal facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation. The lease commitment amounts for 2003 through 2007 cannot be quantified as the amount of gross receipts for those years cannot be determined and active operation of the terminal facilities has not yet commenced.

No lease payments were made during the years ended December 31, 2002 or 2001 as there were no gross receipts derived from operations in those years. The Company, however, was obligated to pay property taxes imposed by municipal authorities, such levies amounting to $9,852 for the year ended December 31, 2002 (2001: $8,426).

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

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTORS  AND  CONTROL  PERSONS

     Set forth below is the background of the executive officers and directors for at least the past five years of the Company.

The directors and executive officers of the Company as of December 31, 2001 are as follows:

Name                Age          Position
----                ---          --------
Blaine  Haug         56          Chief  Executive  Officer,  Chairman
Wayne  Koch  (1)     53          Treasurer  and  Director
Nigel  Horsley       56          VP  Communications
John  Eberhard       61          Director
Greg  Duffy          49          Director
(1) Mr. Wayne Koch resigned as a director and as an officer effective March 19, 2004.

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

ITEM  10.     EXECUTIVE  COMPENSATION

     The Company, including Prime Air BC, had one employee as of December 31, 2002, consisting of Mr. Haug.

                                                    SUMMARY COMPENSATION TABLE

                                   Annual Compensation                         Long Term Compensation
                           -------------------------------------  ----------------------------------------------
                                                                          Awards             Payout
                                                                  -----------------------   --------
                                                                  Restricted   Securities     LTIP    All Other
                                                Other Annual       Stock       Underlying    Payout   Compensa
                     Year   Salary  Bonus ($)   Compensation ($)   Award(s)    Options (#)   ($)      tion ($)
Blaine Haug          2002  $     0        -0-               -0-   400,000 (1)          -0-       -0-        -0-
President .          2001  $     0        -0-               -0-   400,000 (1)          -0-       -0-        -0-
                     2000  $     0        -0-               -0-   400,000 (1)          -0-       -0-        -0-

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

DIRECTOR  FEES

     During the year ended December 31, 2002, Messrs. Haug, Koch, Eberhard, and Horsley each earned $5,000 for director services as determined by the Board. These fees were paid through the issuance of common shares at a value of $.05 per share in 2003.

COMPENSATION  PLAN  TABLE

     No compensation plan table has been provided since the Company has never issued options for compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of December 31, 2002 to (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. This table is based on information provided to us or filed with the Securities and Exchange Commission by the Company's directors, executive officers and principal shareholders. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares, subject to community property laws. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.


Five Percent Shareholders, Directors      Common Stock     Percentage Owned
and certain Executive Officers         Beneficially Owned
-------------------------------------  ------------------  -----------------
Blaine Haug . . . . . . . . . . . . .           2,645,226             11.34%
-------------------------------------  ------------------  -----------------
Wayne Koch. . . . . . . . . . . . . .           1,256,230              5.39%
-------------------------------------  ------------------  -----------------
Nigel Horsley . . . . . . . . . . . .             100,000               .43%
-------------------------------------  ------------------  -----------------
John Eberhard . . . . . . . . . . . .             395,340               1.7%
-------------------------------------  ------------------  -----------------
Greg Duffy. . . . . . . . . . . . . .              94,720             0.041%
-------------------------------------  ------------------  -----------------
All directors and current executive .           4,491,516             19.26%
officers as a group (5 persons)
-------------------------------------  ------------------  -----------------

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the years ended December 31, 2002 and 2001, certain officers and directors received common stock for their services or consulting services. In addition, an entity that may be deemed an affiliate of an officer and director of the Company has lent funds to the Company for its operations. However, the amount in value for each transaction did not exceed $60,000.

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

(b)     Reports  on  Form  8-K.

     None

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES.

     Charted Accountants served as the Company's independent accountants for the fiscal year ended December 31, 2002, and during the course of that fiscal year they were not engaged by the Company to provide certain non-audit services. During the year ended December 31, 2002 and 2001, the following fees were paid for services provided by Chartered Accountants.

     Audit Fees. The aggregate fees paid for the annual audit of financial statements included in the Company's Form 10-KSB for the years ended December 31, 2002 and 2001 and the review of the Company's quarterly reports for such years, amounted to approximately $7,323 and $4,200 respectively.

     Audit Related Fees. For the years ended December 31, 2002 and 2001, the Company paid no fees to Chartered Accountants related to other audit related fees.

     Tax Fees. For the years ended December 31, 2002 and 2001, the Company paid no fees to Chartered Accountants related to tax fees.

     All  Other  Fees.  For  the  years  ended  December  31, 2002 and 2001, the
Company  did  not  pay  Chartered  Accountants  for  any  non-audit  services.

                                    SIGNATURE

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Prime  Air,  Inc.


April  30,  2004     By:  /s/  Blaine  Haug
                          -----------------
                          Blaine  Haug
                          Chairman of the Board and Chief Executive Officer
                          (Principal Executive and Principal Financial and
                          Accounting Officer)