Form 10QSB/A
period 2003-03-31
PRIME AIR INC
filed 2004-05-06
CIK 1004973

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

                                 (604) 684-5700
                                 --------------
                           Issuer's telephone number,
                              including area code:

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
Yes [X]      No  [  ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 2003, there were 23,318,666 shares of the Registrant's Common Stock outstanding.

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS


                                         PRIME AIR, INC.
                                 (A Development Stage Company)
                                  CONSOLIDATED BALANCE SHEETS
                                  (all figures in US dollars)


                                                                      March 31     December 31
                                                                        2003          2002
                                                                    (Unaudited)     (Audited)
                                                                    ------------  -------------
                                              ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . . . . . . . .  $     1,230   $        512
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        1,699          1,586
  Goods and Services Tax recoverable . . . . . . . . . . . . . . .            -          1,357
                                                                    ------------  -------------
                                                                          2,929          3,455

Capital Assets (Note 4). . . . . . . . . . . . . . . . . . . . . .      452,725        427,305
                                                                    ------------  -------------

                                                                    $   455,654   $    430,760
                                                                    ============  =============

                                          LIABILITIES
Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . . . . . . . .  $   234,508   $    213,682
  Due to related parties (Note 7). . . . . . . . . . . . . . . . .      106,846         91,846
  Notes and advances payable  (Note 5) . . . . . . . . . . . . . .       22,749         21,301
                                                                    ------------  -------------
                                                                        364,103        326,829
                                                                    ------------  -------------

                                      SHAREHOLDERS' EQUITY
Capital Stock  (Note 6)
  Authorized: 150,000,000 common shares with
     a stated par value of $.001/share
      5,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
   23,318,666 common shares (December 31, 2002: 23,318,666 shares)       23,319         23,319

Capital in excess of par value . . . . . . . . . . . . . . . . . .    4,167,192      4,167,192
Accumulated other comprehensive income (loss). . . . . . . . . . .       12,073         (9,721)
Deficit accumulated during development stage . . . . . . . . . . .   (4,111,033)    (4,076,859)
                                                                    ------------  -------------
                                                                         91,551        103,931

                                                                    $   455,654   $    430,760
                                                                    ============  =============

                 See Accompanying Notes to Financial Statements

                                                   PRIME AIR, INC.
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (all figures in US dollars)


                                                Three months    Three months     From inception
                                                   ended           ended        March 10, 1989 to
                                                  March 31        March 31          March 31
                                                    2003            2002              2003
                                               --------------  --------------  -------------------
                                                (Unaudited)     (Unaudited)        (Unaudited)
Administrative And General Expenses
  Flight operations . . . . . . . . . . . . .              -               -              114,720
  Audit and accounting. . . . . . . . . . . .            993               -              112,942
  Advertising . . . . . . . . . . . . . . . .              -               -               18,083
  Amortization. . . . . . . . . . . . . . . .          4,942           2,999              148,064
  Association membership fees . . . . . . . .              -               -                5,768
  Automotive. . . . . . . . . . . . . . . . .            993               -               20,157
  Bad debts . . . . . . . . . . . . . . . . .              -               -                1,933
  Commissions and finders' fees . . . . . . .              -               -               22,311
  Consulting. . . . . . . . . . . . . . . . .          9,000           5,000               39,791
  Consulting to related parties . . . . . . .         15,000          20,000            2,734,696
  Foreign currency translation. . . . . . . .              -               -               60,131
  Insurance . . . . . . . . . . . . . . . . .            367             220               32,301
  Interest and service charges. . . . . . . .             76              74               23,072
  Legal costs . . . . . . . . . . . . . . . .              -               -              182,076
  Management remuneration . . . . . . . . . .              -               -               77,287
  Office and general. . . . . . . . . . . . .          1,041               -              166,678
  Repairs and maintenance . . . . . . . . . .            599              90               11,106
  Rent and property taxes - airport facility.              -               -               70,658
  Telephone and utilities (recovered) . . . .             13             (84)              90,674
  Transfer agent, listing and filing fees . .          1,150           1,156               63,953
  Travel, promotion and entertainment . . . .              -               -              114,632
                                               --------------  --------------  -------------------
                                                      34,174          29,455            4,111,033
                                               --------------  --------------  -------------------

Net Loss For The Period . . . . . . . . . . .        (34,174)        (29,455)         (4,111,033 )


Other Comprehensive Income (Loss)
  Foreign currency translation adjustments. .         21,794            (909)              12,073
                                               --------------  --------------  -------------------

Comprehensive Loss. . . . . . . . . . . . . .  $     (12,380)  $     (30,364)  $       (4,098,960)
                                               ==============  ==============  ===================

Net Loss Per Common Share . . . . . . . . . .  $       (0.00)  $       (0.00)
                                               ==============  ==============


Weighted Average Common Shares Outstanding. .     23,318,666      21,898,666
                                               ==============  ==============


                 See Accompanying Notes To Financial Statements

                                       PRIME AIR, INC.
                                (A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (all figures in US dollars)


                                                               Three months    Three months
                                                                  ended           ended
                                                                 March31         March31
                                                                   2003            2002
                                                               (Unaudited)     (Unaudited)
                                                              --------------  --------------
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss for the period. . . . . . . . . . . . . . . . . .  $     (34,174)  $     (29,455)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
  Amortization . . . . . . . . . . . . . . . . . . . . . . .          4,942           2,999
  Decrease in prepaid expenses . . . . . . . . . . . . . . .              -             219
  Decrease (increase) in goods and services tax recoverable.          1,888             (16)
  Increase in due to related parties . . . . . . . . . . . .         15,000          20,000
  Increase (decrease) in accounts payable. . . . . . . . . .         13,013          (9,122)
                                                              --------------  --------------
                                                                        669         (15,375)
                                                              --------------  --------------

FINANCING
  Notes and advances payable . . . . . . . . . . . . . . . .              -          14,000
                                                              --------------  --------------
                                                                          -          14,000
                                                              --------------  --------------

INVESTING
                                                                          -               -
                                                              --------------  --------------


Effect of exchange rate changes on cash. . . . . . . . . . .             49             (39)
                                                              --------------  --------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . . . . . . . .            718          (1,414)

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . .            512           2,089
                                                              --------------  --------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . .  $       1,230   $         675
                                                              ==============  ==============


NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt . . . . . . . . . . . . . . .              -         121,000


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

Other  Comprehensive  Loss
--------------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2003, the Company had accumulated other comprehensive income of $12,073, which is comprised of foreign currency translation adjustments.

4.    CAPITAL  ASSETS

Capital assets consist of the following at March 31, 2003 and December 31, 2002:

                                                                           December
                                               March  31,  2003           31, 2002
                                      ----------------------------------  ---------
                                         *       Accumulated   Net Book   Net Book
                                        Cost    Amortization     Value      Value
                                      --------  -------------  ---------  ---------
     Air terminal construction costs  $595,336  $     144,434  $ 450,902  $ 425,493
     Computer equipment. . . . . . .     1,011            202        809        802
     Furniture and equipment . . . .     4,882          3,868      1,014      1,010
                                      --------  -------------  ---------  ---------
                                      $601,229  $     148,504  $ 452,725  $ 427,305
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

7.    RELATED  PARTY  TRANSACTIONS

Included in due to related parties is an amount of $11,846 which has been advanced to the Company by a shareholders and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.22% of the issued and outstanding capital of the Company.

During the three months ended March 31, 2003 and 2002, no cash remuneration was paid to any director or officer of the Company. The Company records services provided by related parties at their fair value in the period when the services are rendered and the obligation accrued. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered in a later period than when the services were performed. The common shares later issued in settlement of these obligations are recorded based on the fair value of the services performed, being the measurement date. Also included in due to related parties is an amount of $95,000 (December 31, 2002 - $80,000), which is the value of services rendered by directors for consulting services provided in the current and prior fiscal periods.
During the three months ended March 31, 2002, directors of the Company received 800,000 common shares by way of a debt settlement covering obligations of $100,000.

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

The results of the operations for the quarter ended March 31, 2003 show costs at approximately 62% greater than the same period of the previous year, before "foreign exchange conversion", after which calculation, the quarterly expenses show approximately 221% greater for this period. Foreign exchange differences when calculated equate all values to US funds. The primary asset of the subsidiary company is a capital asset (terminal building) owned by the subsidiary company, such amounts are recorded initially in Canadian funds. Operating costs are recorded at the "average" or "actual" conversion amounts; value of capital assets is reported at the applicable period end conversion rate. Because of the "development stage" nature of the company, these figures will not be representative of the of the Company's future operations.

THE PAST QUARTER. Due to the Company's negative working capital, the year 2002 and the current operating quarter remain difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

The Company earned no revenue during the three months ended March 31, 2003 and 2002.

Expenses for the three months ended March 31, 2002 were $34,174 compared to $29,455 for the same period during the prior year. The primary expenses incurred for the three months ended March 31, 2003 were consulting fees of $24,000 compared to $25,000 for the three months ended March 31, 2002. Consulting fees primarily related to fees paid to third party consultants relating to aviation, navigation and resort marketing services. Consulting services to related parties are primary expenses related to the Company's president, and director fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2003, the Company's negative working capital was ($361,174) as compared to a negative working capital of ($323,374) as of December 31, 2002.

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

                                    PART II

ITEM  1.     LEGAL  PROCEEDINGS

Neither the Company nor any of its properties is a party to any legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings.

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

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

Exhibit  No.
------------

31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act

(B)     Reports  on  Form  8-K.

     None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, province of British Columbia, on the 30th day of April, 2004.
Prime  Air,  Inc.


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