Form 10QSB/A
period 2003-06-30
PRIME AIR INC
filed 2004-05-06
CIK 1004973

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2003, there were 23,318,666 shares of the Registrant's Common Stock outstanding.

                                     PART 1

ITEM  1.     FINANCIAL  STATEMENTS


                                         PRIME AIR, INC.
                                 (A Development Stage Company)
                                  CONSOLIDATED BALANCE SHEETS
                                  (all figures in US dollars)

                                                                      June 30      December 31
                                                                        2003          2002
                                                                    ------------  -------------
                                                                    (Unaudited)     (Audited)
                                             ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . . . . . . . .  $       616   $        512
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        1,857          1,586
  Goods and Services Tax recoverable . . . . . . . . . . . . . . .            -          1,357
                                                                    ------------  -------------
                                                                          2,473          3,455

Capital Assets (Note 4). . . . . . . . . . . . . . . . . . . . . .      489,138        427,305
                                                                    ------------  -------------

                                                                    $   491,611   $    430,760
                                                                    ============  =============

                                          LIABILITIES
Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . . . . . . . .  $   254,689   $    213,682
  Due to related parties (Note 7). . . . . . . . . . . . . . . . .      121,846         91,846
  Notes and advances payable  (Note 5) . . . . . . . . . . . . . .       26,250         21,301
                                                                    ------------  -------------
                                                                        402,785        326,829
                                                                    ------------  -------------

                                      SHAREHOLDERS' EQUITY
Capital Stock  (Note 6)
  Authorized: 150,000,000 common shares with
     a stated par value of $.001/share
      5,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
   23,318,666 common shares (December 31, 2002: 23,318,666 shares)       23,319         23,319

Capital in excess of par value . . . . . . . . . . . . . . . . . .    4,167,192      4,167,192
Accumulated other comprehensive income (loss). . . . . . . . . . .       41,348         (9,721)
Deficit accumulated during development stage . . . . . . . . . . .   (4,143,033)    (4,076,859)
                                                                    ------------  -------------
                                                                         88,826        103,931
                                                                    ------------  -------------

                                                                    $   491,611   $    430,760
                                                                    ============  =============

                 See Accompanying Notes to Financial Statements


                                                PRIME AIR, INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (all figures in US dollars)
                                                                                               From inception
                            Three months     Three months      Six months       Six months     March 10, 2004
                            ended June 30    Ended June 30    ended June 30    ended June 30     to June 30
                                2003             2002             2003             2002             2003
                           ---------------  ---------------  ---------------  ---------------  ---------------
                             (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Administrative And
General Expenses
  Flight operations . . .  $            -   $            -   $            -   $            -          114,720
  Audit and accounting. .           1,075            1,907            2,068            1,907          114,017
  Advertising . . . . . .               -                -                -                -           18,083
  Amortization. . . . . .           5,347            3,077           10,289            6,076          153,411
  Association . . . . . .               -                -                -                -            5,768
membership fees
  Automotive. . . . . . .           1,282                -            2,275                -           21,439
  Bad debts . . . . . . .               -                -                -                -            1,933
  Commissions and . . . .               -                -                -                -           22,311
finders' fees
  Consulting. . . . . . .           5,000            5,000           14,000           10,000           44,791
  Consulting to related .          15,000           20,000           30,000           40,000        2,749,696
parties
  Foreign currency. . . .               -                -                -                -           60,131
translation
  Insurance . . . . . . .              15            1,108              382            1,328           32,316
  Interest and service. .              73               68              149              142           23,145
charges
  Legal costs . . . . . .               -                -                -                -          182,076
  Management. . . . . . .               -                -                -                -           77,287
remuneration
  Office and general. . .              46                -            1,087                -          166,724
  Repairs and . . . . . .              25                2              624               92           11,131
maintenance
  Rent and property taxes               -                -                -                -           70,658
- airport facility
  Telephone and utilities           2,981            2,008            2,994            1,924           93,655
  Transfer agent, listing           1,156            1,480            2,306            2,636           65,109
and filing fees
  Travel, promotion and .               -                -                -                -          114,632
entertainment
                           ---------------  ---------------  ---------------  ---------------  ---------------
                                   32,000           34,650           66,174           64,105        4,143,033
                           ---------------  ---------------  ---------------  ---------------  ---------------

Net Loss For The Period .         (32,000)         (34,650)         (66,174)         (64,105)      (4,143,033)

Other Comprehensive
Income
  Foreign currency. . . .          29,275           17,469           51,069           16,560           41,348
translation adjustments
                           ---------------  ---------------  ---------------  ---------------  ---------------
Comprehensive Loss. . . .          (2,725)         (17,181)         (15,105)         (47,545)      (4,101,685)
                           ===============  ===============  ===============  ===============  ===============
Net Loss Per Common
Share . . . . . . . . . .               0                0                0                0
                           ===============  ===============  ===============  ===============
Weighted Average
Common Shares
Outstanding . . . . . . .      23,318,666       22,898,666       23,318,666       22,898,666
                           ===============  ===============  ===============  ===============

                 See Accompanying Notes To Financial Statements

                                              PRIME AIR, INC.
                                       (A Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (all figures in US dollars)

                                                                                 Six months    Six months
                                                                                   ended         Ended
                                                                                  June 30       June 30
                                                                                    2003          2002
                                                                                (Unaudited)   (Unaudited)
                                                                                ------------  ------------
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss for the period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (66,174)  $   (64,105)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,289         6,076
  Decrease in prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .            -         1,328
  Decrease (increase) in goods and services tax recoverable. . . . . . . . . .        1,916           (69)
  Increase in due to related parties . . . . . . . . . . . . . . . . . . . . .       30,000        40,000
  Increase (decrease) in accounts payable. . . . . . . . . . . . . . . . . . .       22,641        (1,381)
                                                                                ------------  ------------
                                                                                     (1,328)      (18,151)
                                                                                ------------  ------------

FINANCING
  Notes and advances payable . . . . . . . . . . . . . . . . . . . . . . . . .        1,379        17,000
                                                                                ------------  ------------
                                                                                      1,379        17,000
                                                                                ------------  ------------

INVESTING
                                                                                          -             -
                                                                                ------------  ------------


Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . .           53           129
                                                                                ------------  ------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . . . . . . . . . . . . . . . . .          104        (1,022)

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .          512         2,089
                                                                                ------------  ------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       616   $     1,067
                                                                                ============  ============

NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt . . . . . . . . . . . . . . . . . . . . . . . .            -       121,000

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 20032 and 2002

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

Other  Comprehensive  Income  (Loss)
------------------------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at June 30, 2003, the Company had accumulated other comprehensive income of $41,348 which is comprised of foreign currency translation adjustments.

4.    CAPITAL  ASSETS

Capital  assets consist of the following at June 30, 2003 and December 31, 2002:

                                                                          December
                                                June  30,  2003           31,  2002
                                      ----------------------------------  ---------
                                                 Accumulated   Net Book   Net Book
                                        Cost    Amortization     Value      Value
                                      --------  -------------  ---------  ---------
     Air terminal construction costs  $650,509  $     163,234  $ 487,275  $ 425,493
     Computer equipment. . . . . . .     1,105            276        829        802
     Furniture and equipment . . . .     5,334          4,300      1,034      1,010
                                      --------  -------------  ---------  ---------
                                      $656,948  $     167,810  $ 489,138  $ 427,305
                                      ========  =============  =========  =========

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

During the six months ended June 30, 2003 and 2002, no cash remuneration was paid to any director or officer of the Company. The Company records services provided by related parties at their fair value in the period when the services are rendered and the obligation accrued. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered in a later period than when the services were performed. The common shares later issued in settlement of these obligations are recorded based on the fair value of the services performed, being the measurement date. Also included in due to related parties is an amount of $110,000 (December 31, 2002 - $80,000), which is the value of services rendered by directors for consulting services provided in the current and prior fiscal periods.

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

The results of the operations for the quarter ended June 30, 2003 show costs at approximately 40% greater than the same period of the previous year. However, because of the "development stage" nature of the Company, these figures will no be representative of the Company's future operations.

RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2003  COMPARED  TO  JUNE  30,  2002.

The Company has not yet initiated air operations, and therefore has not derived any revenues.

Total expenses for the year ended June 30, 2003 were $66,174 compared to $64,105 for the six months ended for June 30, 2002. Primary expenses consisted of consulting fees to third parties and consulting fees to related parties. Fees to third parties relate to aviation, navigation and resort marketing expenses. Fees to related parties consist of fees to the Company's president and director fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2003, the Company's negative working capital was ($275,309) compared to a negative working capital of ($323,374) as of December 31, 2002.

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