Form 10QSB/A
period 2003-09-30
PRIME AIR INC
filed 2004-05-06
CIK 1004973

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 30, 2003, there were 25,518,666 shares of the Registrant's Common Stock outstanding.

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

                                           PRIME AIR, INC.
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEETS
                                   (all figures in US dollars)


                                                                     September 30    December 31
                                                                         2003           2002
                                                                    --------------  -------------
                                                                     (Unaudited)      (Audited)
                                             ASSETS
Current Assets
  Cash and short-term deposits . . . . . . . . . . . . . . . . . .  $      20,225   $        512
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          6,247          1,586
  Goods and Services Tax recoverable . . . . . . . . . . . . . . .              -          1,357
                                                                    --------------  -------------
                                                                           26,472          3,455

Capital Assets (Note 4). . . . . . . . . . . . . . . . . . . . . .        481,275        427,305
                                                                    --------------  -------------

                                                                    $     507,747   $    430,760
                                                                    ==============  =============

                                          LIABILITIES

Current Liabilities
  Accounts payable and accruals. . . . . . . . . . . . . . . . . .  $     131,058   $    213,682
  Due to related parties (Note 8). . . . . . . . . . . . . . . . .         56,846         91,846
  Notes and advances payable  (Note 6) . . . . . . . . . . . . . .         26,129         21,301
                                                                    --------------  -------------
                                                                          214,033        326,829
                                                                    --------------  -------------

                                      SHAREHOLDERS' EQUITY

Capital Stock  (Note 7)
  Authorized: 150,000,000 common shares with
     a stated par value of $.001/share
      5,000,000 preferred cumulative convertible
        shares with a stated par value of $.001/share
  Issued:
   25,518,666 common shares (December 31, 2002: 23,318,666 shares)         25,519         23,319

Capital in excess of par value . . . . . . . . . . . . . . . . . .      4,294,992      4,167,192
Accumulated other comprehensive income (loss). . . . . . . . . . .         41,508         (9,721)
Deficit accumulated during development stage . . . . . . . . . . .     (4,068,305)    (4,076,859)
                                                                    --------------  -------------
                                                                          293,714        103,931
                                                                    --------------  -------------

                                                                    $     507,747   $    430,760
                                                                    ==============  =============

                 See Accompanying Notes to Financial Statements

                                                       PRIME AIR, INC.
                                                (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (all figures in US dollars)

                                             Three months    Three months    Nine months      Nine months     From inception
                                                ended           ended           ended            ended        March 10, 1989
                                                30-Sep          30-Sep          30-Sep          30-Sep        to September 30
                                                 2003            2002           2003             2002              2003
                                            --------------  --------------  -------------  -----------------  ---------------
                                             (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)       (Unaudited)
Administrative And General Expenses
  Flight operations. . . . . . . . . . . .  $           -   $           -   $          -   $              -          114,720
  Audit and accounting . . . . . . . . . .          1,106             961          3,174              2,868          115,123
  Advertising. . . . . . . . . . . . . . .              -               -              -                  -           18,083
  Amortization . . . . . . . . . . . . . .          5,504           3,062         15,793              9,138          158,915
  Association membership fees. . . . . . .              -               -              -                  -            5,768
  Automotive . . . . . . . . . . . . . . .             52               -          2,327                  -           21,491
  Bad debts. . . . . . . . . . . . . . . .              -               -              -                  -            1,933
  Commissions and finders' fees. . . . . .              -               -              -                  -           22,311
  Consulting . . . . . . . . . . . . . . .              -          14,000         10,000             44,791
  Consulting to related parties. . . . . .         15,000          20,000         45,000             60,000        2,764,696
  Foreign currency translation . . . . . .              -               -              -                  -           60,131
  Insurance. . . . . . . . . . . . . . . .              -             784            382              2,112           32,316
  Interest and service charges . . . . . .           (861)             56           (712)               198           22,284
  Legal costs (recovery)  (Note 5) . . . .       (106,996)              -       (106,996)                 -           75,080
  Management remuneration. . . . . . . . .              -               -              -                  -           77,287
  Office and general . . . . . . . . . . .            407               -          1,494                  -          167,131
  Repairs and maintenance. . . . . . . . .            343               -            967                 92           11,474
  Rent and property taxes - airport
facility . . . . . . . . . . . . . . . . .          9,123           8,226          9,123              8,226           79,781
  Telephone and utilities (recovery) . . .            344            (852)         3,338              1,072           93,999
  Transfer agent, listing and filing fees.          1,250             615          3,556              3,251           66,359
  Travel, promotion and entertainment. . .              -               -              -                  -          114,632
                                            --------------  --------------  -------------  -----------------  ---------------
                                                  (74,728)         32,852         (8,554)            96,957        4,068,305
                                            --------------  --------------  -------------  -----------------  ---------------

Net Income (Loss) For The Period . . . . .        (74,728)        (32,852)         8,554            (96,957)      (4,068,305)

Other Comprehensive Income (Loss)
  Foreign currency translation
adjustments. . . . . . . . . . . . . . . .            160         (13,989)        51,229              2,571           41,508
                                            --------------  --------------  -------------  -----------------  ---------------

Comprehensive Income (Loss). . . . . . . .        (74,568)        (46,841)        59,783            (94,386)      (4,026,797)
                                            ==============  ==============  =============  =================  ===============

Net Income (Loss) Per Common Share . . . .              0               0              0                  0
                                            ==============  ==============  =============  =================

Weighted Average Common Shares
Outstanding. . . . . . . . . . . . . . . .     23,483,281      22,898,666     22,983,281         22,898,666
                                            ==============  ==============  =============  =================

                                     PRIME  AIR,  INC.
                                (A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (all figures in US dollars)

                                                                Nine months     Nine months
                                                                  ended           Ended
                                                               September 30    September 30
                                                                   2003            2002
                                                              --------------  --------------
                                                               (Unaudited)     (Unaudited)
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net income (loss) for the period . . . . . . . . . . . . .  $       8,554   $     (96,957)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
  Amortization . . . . . . . . . . . . . . . . . . . . . . .         15,793           9,138
  (Increase) in prepaid expenses . . . . . . . . . . . . . .         (4,198)         (2,727)
  (Increase) decrease in goods and services tax recoverable.          1,875             (87)
  Increase in due to related parties . . . . . . . . . . . .         45,000          60,000
  Increase in accounts payable . . . . . . . . . . . . . . .        (97,533)         13,371
                                                              --------------  --------------
                                                                    (30,509)        (17,262)
                                                              --------------  --------------

FINANCING
  Issue of common stock for cash . . . . . . . . . . . . . .         50,000               -
  Notes and advances payable . . . . . . . . . . . . . . . .          1,411          17,000
                                                              --------------  --------------
                                                                     51,411          17,000
                                                              --------------  --------------

INVESTING
                                                                          -               -
                                                              --------------  --------------


Effect of exchange rate changes on cash. . . . . . . . . . .         (1,189)           (150)
                                                              --------------  --------------

NET CASH INFLOW (OUTFLOW). . . . . . . . . . . . . . . . . .         19,713            (412)

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . .            512           2,089
                                                              --------------  --------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . .  $      20,225   $       1,677
                                                              ==============  ==============

NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt . . . . . . . . . . . . . . .         80,000         131,000

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

Other  Comprehensive  Income  (Loss)
------------------------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at September 30, 2003, the Company had accumulated other comprehensive income of $41,508 which is comprised of foreign currency translation adjustments.

4.    CAPITAL  ASSETS

Capital assets consist of the following at September 30, 2003 and December 31, 2002:

                                                                      December
                                        September  30,  2003         31,  2002
                                 ----------------------------------  ---------
                                            Accumulated   Net Book   Net Book
                                   Cost    Amortization     Value      Value
                                 --------  -------------  ---------  ---------
Air terminal construction costs  $647,389  $     167,839  $ 479,550  $ 425,493
Computer equipment. . . . . . .     1,100            331        769        802
Furniture and equipment . . . .     5,309          4,353        956      1,010
                                 --------  -------------  ---------  ---------
                                 $653,798  $     172,523  $ 481,275  $ 427,305
                                 ========  =============  =========  =========

5.    SETTLEMENT  OF  ACCOUNTS  PAYABLE

During the nine months ended September 30, 2003, the Company agreed to settlements of outstanding legal fees included in accounts payable for less than face value, and recognized a recovery of $106,996.

6.    NOTES  AND  ADVANCES  PAYABLE

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

                                   PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

7.    CAPITAL  STOCK

Shares issued for non-cash consideration were valued based on the fair market value of the common stock on the measurement date for the transaction.

During the nine month period ended September 30, 2003, the Company issued 1,200,000 shares of common stock to directors by way of debt settlements covering obligations of $80,000. The Company also issued 1,000,000 shares of common stock for cash consideration of $50,000. During the nine month period ended September 30, 2002, the Company issued 1,020,000 shares of common stock by way of debt settlements covering obligations of $131,000, of which directors received 800,000 shares to settle obligations of $100,000.

8.    RELATED  PARTY  TRANSACTIONS

Included in due to related parties is an amount of $11,846 which has been advanced to the Company by a shareholders and/or a corporation controlled by that shareholder who is the beneficial owner of 2,245,226 shares of common stock of the Company, that holding representing 10.22% of the issued and outstanding capital of the Company.

During the nine months ended September 30, 2003 and 2002, no cash remuneration was paid to any director or officer of the Company. The Company records services provided by related parties at their fair value in the period when the services are rendered and the obligation accrued. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered in a later period than when the services were performed. The common shares later issued in settlement of these obligations are recorded based on the fair value of the services performed, being the measurement date. Also included in due to related parties is an amount of $45,000 (December 31, 2002 - $80,000), which is the value of services rendered by directors for consulting services provided in the current and prior fiscal periods.

During the nine months ended September 30, 2003, directors of the Company received 1,200,000 common shares by way of a debt settlement covering obligations of $80,000. During the nine months ended September 30, 2002, directors of the Company received 800,000 common shares by way of a debt settlement covering obligations of $100,000.

9.    RENT,  PROPERTY  TAXES  AND  LEASE  COMMITMENT

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

A Memorandum of Understanding has been entered into between Prime Air, Inc., and Galvin Flying Service, Inc., of Seattle Washington. A news release dated September 30, 2003 was prepared announcing the foundation of this relationship. Further, a commercial tenant has entered into month to month agreements with Prime Air in aviation related business. Management continues to meet with individuals and businesses with respect to developing the prospect of charter or scheduled air service operations. No commitments, to the date of this reporting have been received with respect to this item.

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

RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

The  Company  earned no revenue during the nine months ended September 30, 2002.

Expenses were a positive $8,554 for the nine months ended September 30, 2003 compared to $96,957 for the nine months ended September 30, 2002. The reason for the positive expense is due to the settlement with three law firms wherein a reduced amount was paid to reach a full and final settlement of amounts owing, plus the calculation of an exchange difference reflecting the weakening of the US dollar in comparison to the Canadian dollar as it becomes a loss on foreign exchange conversion in the financial statements of the Company. Other expenses consisted of $14,000 and $10,000 of consulting expenses for the nine months ended September 30, 2003, and 2002 respectively, and consulting fees to the president and directors of $45,000 and $60,000 for the nine months ended
September  30,  2003  and  2002,  respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2003, the Company's negative working capital was ($127,561) compared with a negative working capital balance of ($323,374) at December 31, 2002.

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

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Exhibits

Exhibit  No.
------------

10.5     Memorandum  of  Understanding  with  Galvin  Flying  Service, Inc.

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