Form 10KSB
period 2003-12-31
PRIME AIR INC
filed 2004-06-21
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended  December  31,  2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  ________  to  __________

Commission  File  Number:  333-28249

                                 PRIME AIR, INC.
               (Exact name of Registrant as specified in charter)


              Nevada                                      Not  Applicable
----------------------------------                   ---------------------------
State  or  other  jurisdiction  of                    I.R.S.  Employer  I.D. No.
incorporation  or  organization

Suite  601  -  938  Howe  Street,  Vancouver,  British  Columbia,    V6Z  1N9
----------------------------------------------------------------   -----------
           (Address  of  principal  executive  offices)            (Zip  Code)

         Issuer's telephone number, including area code:  (604) 684-5700

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $2,364

Documents  Incorporated  by  Reference:  None

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 2003, there were 27,084,000 shares of the Registrant's Common Stock outstanding.

The aggregate market value of the voting common stock held by non-affiliates based on the closing price for a share of common stock as of January 20, 2004 of $0.25 was $5,341,348.

                                TABLE OF CONTENTS
                                -----------------

                                 PRIME AIR, INC.

                                      INDEX

PART I                                                                      PAGE NO.
                                                                            --------
ITEM 1. . .  Description of Business                                         3
ITEM 2. . .  Description of Property                                        12
ITEM 3. . .  Legal Proceedings                                              12
ITEM 4. . .  Submission of Matters to a Vote of Security Holders            13

PART II

ITEM 5. . .  Market for Common Equity and Related Stockholder Matters       13
ITEM 6. . .  Management's Discussion and Analysis or Plan of Operation      15
ITEM 7. . .  Financial Statements                                           16
ITEM 8. . .  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       33
ITEM 8A.. .  Controls and Procedures                                        34

PART III

ITEM 9. . .  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of Exchange Act                  34
ITEM 10.. .  Executive Compensation                                         36
ITEM 11.. .  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                     37
ITEM 12.. .  Certain Relationships and Related Transactions                 37
ITEM 13.. .  Exhibits and Reports on Form 8-K                               38
ITEM 14.. .  Principal Accounting Fees and Services                         39

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

     Prime Air, Inc, a Nevada corporation (the "Company") is engage in the business of managing and operating a commercial and local air terminal facility in the Whistler - Pemberton, British Columbia, Canada, area. It also intends to operate aircraft service out of the facility. The Company conducts its operations through its subsidiary, Prime Air, Inc. ("Prime Air (BC)"), a company originally incorporated under the laws of the Province of British Columbia, Canada, on March 10, 1989, under the name "High Mountain Airlines Inc." Prime Air (BC) has entered into a lease and operating agreement with the Village of Pemberton, British Columbia, Canada, to plan, develop, construct, manage, and operate a terminal facility at the Pemberton Airport. Prime Air (BC) has constructed the basic terminal building and proposes to facilitate air service to Pemberton Airport to serve the nearby resort community of Whistler. In addition, on September 26, 2003, the Company entered into an agreement with Galvin Flying Service, Inc. to provide Fixed Basic Operations (FBO) services in anticipation providing air service to Pemberton. Previously, the Company entered into a Memorandum of Understanding with Voyageur Airways Limited ("Voyageur") to provide scheduled and charter passenger and cargo service from Vancouver International Airport. That Memorandum of Understanding has expired, although the parties continue to have discussions. Currently, there is no commercial passenger service to Pemberton Airport.

HISTORY

     Prime Air, Inc. was incorporated in the State of Nevada on November 10, 1996, for the purpose of changing the domicile of the Company from the State of Delaware. The predecessor to the Company was incorporated in the State of Delaware on April 4, 1995. The change of domicile was completed on December 15, 1997.

     Prior to incorporation in the State of Delaware, the Company was originally incorporated pursuant to the laws of the State of Utah on August 30, 1993, under the name "Astro Enterprises, Inc." (referred to hereafter as "the Utah Corporation"). The Utah corporation changed its name to "Prime Air, Inc." on June 28, 1994.

     In June 1994, the Utah Corporation entered into a Merger Agreement with Prime Air (BC). Pursuant to the terms of the Merger Agreement, the shareholders of Prime Air (BC) exchanged all of their outstanding Prime Air (BC) shares for a controlling number of shares of the Utah corporation, such that upon completion of the exchange, the shareholders of Prime Air (BC) owned approximately 90% of the outstanding shares of the Utah Corporation and Prime Air (BC) became a wholly owned subsidiary of the Utah Corporation. The transaction was not a statutory merger. Management believes that the closing of such agreement was effected on June 28, 1994. In connection with the exchange of shares, the Utah Corporation effected a one-for-one hundred reverse split of its outstanding shares effective June 28, 1994, immediately prior to such closing. As a result of the stock-for-stock exchange, the former shareholders of Prime Air (BC) received 2,700,000 post-reverse spit shares, the 170 existing shareholders of the Utah Corporation retained 120,000 post-reverse split shares, and the Worthington Company, an entity controlled by Mr. Paul Parshall, retained 180,000 post-reverse split shares. In addition, the Worthington Company received consulting fees totaling $70,000 US from Prime Air (BC) for services performed in connection with the reorganization. Also, as a part of the reorganization, Mr. Parshall resigned as the sole director of the Utah Corporation and appointed Mr. Blaine Haug as the sole director. Mr. Parshall is no longer associated with the Company. Also in connection with the reorganization, the name of the Utah Corporation was changed to Prime Air, Inc. and the number of authorized shares of Common Stock of the Utah Corporation was changed to 25,000,000 shares, par value $0.001. At the time of the stock-for-stock exchange between the Utah Corporation and Prime Air (BC), the Utah Corporation had no assets. The reorganization was entered into because Prime Air (BC) wanted controlling interest in a public shell corporation.

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

     The original purpose of the Utah Corporation incorporated in 1993 as set forth in its articles of incorporation, was to acquire the assets and certain liabilities of another Utah corporation incorporated in 1985 and previously dissolved by the State of Utah on May 1, 1990, and also incorporated under the name "Astro Enterprises, Inc." Current management of the Company, none of whom were affiliated with the Utah Corporation prior to the share exchange in June 1994, believed that the former management of the Utah Corporation at the time of its incorporation issued approximately 120,000 shares of the Company's common stock to the shareholders of the corporation dissolved in 1990 with the same name thus creating approximately 170 shareholders of the Utah Corporation. Management does not believe that any other relationship existed between the two entities or with former management of the corporation dissolved in 1990 and known as Astro Enterprises, Inc.

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

     On April 23, 1998, the shareholders approved a forward split of the outstanding shares of common stock of the Company at the rate of two shares for each one share outstanding. The forward stock split was effective on May 15, 1998. In addition, the shareholders approved a stock option plan on April 23, 1998, known as the 1998 Stock Option and Stock Appreciation Right Plan (the "Plan"). The Plan provides for the issuance of options to acquire up to 1,000,000 shares of common stock of the Company. No options have been granted pursuant to the Plan, and the Plan has subsequently been terminated.

     Commencing June 1998, the Company attempted to offer and sell up to 8,000,000 shares of common stock. This offering terminated August 31, 1998. No shares were sold. Commencing October 1998, the Company engaged the Investment Banking firm of Chanen, Painter & Company Ltd. for the purpose of providing equity financing to enable start up of air services. That engagement was not completed and all associations thereto expired and were terminated in February 2000.

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

     Once operational, there are three potential sources of revenues; commercial air services, Pemberton airport services and Fixed Base Operations. Commercial air services include the actual operation of charter or scheduled air services to the site. It is anticipated that the Company would contract with an aircraft company to provide these services. However, in order to realize potential revenues from this source, additional amounts must be invested in infra-structure. The Company anticipates that it will not initiate commercial air services activities until it is satisfied that sufficient capital for this purpose is in place. No assurance can be given that the Company will be able to provide commercial aircraft services. The second source of potential income, Pemberton Airport services, is largely predicated on the existence of air services. This income source would include baggage handling and other passenger related services. Rental of commercial space at the terminal facility also falls into this category. The third source of income may be rental income derived from Galvin Flying (or alternative experienced FBO) which will perform the Fixed Base Operations (FBO) activities that include providing fuel, logistics, hangar/tie-down rental, accommodation, and other services, to both the commercial and privately operated aircraft. It is Prime Air's intention to assign that function to an established FBO company resulting in Prime Air earning certain amounts from ancillary activities related to FBO activities.

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

     Based on its Memorandum of Understanding with Galvin Flying, the Company intends to provide notice to the Village of Pemberton with respect to the exercise of its option to use lands for purposes of future FBO activity. The lands specified are physically detailed within the Lease between the Village of Pemberton and Prime Air Inc. and are appropriately filed in the Land Registry office of the Province of British Columbia.

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

     Payment of terminal rent to the Village of Pemberton is described as follows. Prime Air shall pay to Pemberton as a basic rent for the Terminal Lands for each and every year without set-off, deduction or abatement the amount calculated and paid in accordance with the following: (a) the Terminal Rent payable for the first, second, third, fourth, fifth and sixth years shall be the full amount of Cdn$100; and (b) for each year subsequent to the sixth year, an amount equal to five percent (5%) of the gross receipts for such year, but not less than Cdn $2,500.

     The Pemberton Airport is approximately 20 miles north of Whistler Resort. Whistler Resort is a ski resort located at the base of Whistler Mountain and Blackcomb Mountain approximately 75 miles north of Vancouver, British Columbia, Canada. The resort has approximately 8,000 permanent residents and attracts approximately 3,000,000 visitors annually. Currently only ground transportation is available to the resort, except for private flights into Pemberton Airport. The nearest airport facility to Whistler Resort is Pemberton Airport. There is presently no regular air service into Pemberton Airport.

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

GOVERNMENT  REGULATION  AND  LICENSING

Any corporation conducting commercial air service operations in Canada must possess a valid operating certificate and other licenses, permits, accreditations and certificates that are issued and administered by Transport Canada. For the purpose of this Annual Report, initially Voyageur is identified as the corporation intended for conduct commercial air service operation in Canada and it is the understanding of Prime Air, Inc. that Voyageur satisfies all of the following criteria. Qualification for the required operating certificate requires that:

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

MARKETING

     Prime Air (BC) intends to conduct a marketing program through a third party marketing company as soon as sufficient funds are available. Advertising and promotion would focus both on the Whistler area as the destination, and on creating an image of convenience, quality and reliability for the air service. Final approval of all advertising and promotion would remain with Prime Air
(BC). The corporate name and logo would be used throughout the companies advertising materials in order to develop consumer and travel agency familiarity.

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

EMPLOYEES

     The Company, including Prime Air BC, had one full-time employee as of December 31, 2003. In addition, Messrs. Horsley and Koch spend approximately 1-2% and 10% of their respective time on Prime Air related work as consultants during 2003.

                                  RISK FACTORS

     An investment in the Company involves certain risks. Before investing in the Company's common shares, potential investors should consider the following:

LIMITED RENTAL REVENUES; UNCERTAIN PROFITABILITY; DEVELOPMENT STAGE COMPANY. Since its inception, the Company has been principally engaged in developmental and organizational activities. To date, the Company has limited rental revenue. No substantial revenues are expected until, and only if, the Company secures adequate funds to complete the infrastructure required to commence either charter or scheduled commercial air service activities.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of the year ended December 31, 2003.

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

                       FISCAL YEARS ENDED
                       ------------------
              DECEMBER 31, 2003  DECEMBER 31, 2002
              -----------------  -----------------
                 HIGH    LOW        HIGH    LOW
                ------  -----       -----  -----

First Quarter.     (1)    (1)       $0.09  $0.01
--------------  ------  -----       -----  -----
Second Quarter     (1)    (1)       $0.01      *
--------------  ------  -----       -----  -----
Third Quarter.  $0.25   $.01        $0.01      *
--------------  ------  -----       -----  -----
Fourth Quarter  $0.27   $.03        $0.01      *
--------------  ------  -----       -----  -----

*  Less  than  $0.01
(1)  No  trades  during  the  quarter.

     As of March 31, 2004, the Company had approximately 352 holders of its common stock.

     The  Company  has  never  paid  cash  dividends.

Recent  Sales  of  Unregistered  Securities.

     During the past year ended December 31, 2003, the Company sold unregistered common stock in the following transactions.

1. On May 8, 2003, the Company issued 400,000 shares of common stock in the aggregate at a value of $0.05 per share to Messrs. Haug, Koch, Horsley and Eberhard for 2002 director fees. Each director received 100,000 shares. The Company relied on section 4(2) as an exemption from registration.

     2. On May 8, 2003, the Company issued 400,000 shares of common stock in the aggregate at a value of $0.05 per share to Mr. Koch, a then director of the Company, for accounting services provided to the Company in 2002 The Company relied on section 4(2) as an exemption from registration.

     3. On May 8, 2003, the Company issued 400,000 shares of common stock in the aggregate at a value of $0.10 per share to Mr. Haug for his services as president for 2002. The Company relied on section 4(2) as an exemption from registration.

     4. On September 10, 2003, the Company sold 1,000,000 shares of common stock to one corporate investor at $0.05 per share raising in the aggregate $50,000. No underwriter or placement agent was involved. The Company relied on section  4(2)  as  an  exemption  from  registration.

     5. On October 9, 2003, the Company issued 400,000 shares of common stock in the aggregate at a value of $0.05 per share to Messrs. Haug, Koch, Horsley and Eberhard for 2003 director fees. Each director received 100,000 shares. The Company relied on section 4(2) as an exemption from registration.

     6. On October 9, 2003, the Company issued 185,000 shares of common stock in the aggregate at a value of $0.05 per share to three persons for aviation consulting services in 2003. Each consultant was familiar with the Company and the Company relied on section 4(2) as an exemption from registration

     7.     On  October  9,  2003,  the  Company issued 400,334 shares of common stock in the aggregate at a value of $0.05 per share to Mr. Koch, a then director of the Company, for accounting services provided to the Company in 2003. The Company and the Company relied on section 4(2) as an exemption from registration.

     8. On October 9, 2003, the Company issued 400,000 shares of common stock in the aggregate at a value of $0.05 per share to Mr. Haug for his services as president for 2003. The Company relied on section 4(2) as an exemption from registration.

     9. On October 9, 2003, the Company issued 150,000 shares of common stock at a value of $0.1667 per share to its former attorneys in settlement of an outstanding debt. The Company relied on section 4(2) as an exemption from registration.

     10. On October 9, 2003, the Company sold 30,000 shares of common stock to one investor at $0.1667 per share raising in the aggregate $5,000. No underwriter or placement agent was involved. The Company relied on section 4(2) as an exemption from registration.

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

     Prime Air (BC) has constructed the basic terminal building and proposes to facilitate regular, scheduled air service to Pemberton Airport to serve the nearby resort community of Whistler. Sufficient funding has not been secured to provide for costs for completion of certain infrastructure items including landing lights, airside and groundside related equipment, advance marketing and working capital requirements. Management estimates the requirement for a commitment of approximately $3,000,000 to provide a satisfactory start up of principal operations of the Pemberton terminal facility.

     During 2003, the Company received limited rental revenues. Historically, the Company has financed its building of terminal and operation through the issuance of equity securities.

     The Company intends to market and provide commercial aircraft services to the Pemberton airport to provide access to primarily the Whistler, British Columbia recreational area. To facilitate these services, the Company intends to provide FBO for both commercial and private aircraft services.

RESULTS  OF  OPERATIONS

     During the year ended December 31, 2003 the Company derived limited revenues of $2,364 derived from the leasing of terminal space.

     Expenses totaled $156,752 consisting of primarily $88,943 for consulting fees, $21,411 in amortization related to the terminal building at Pemberton and $35,696 in administrative expenses. Of the $88,943 in consulting services, $80,000 was attributed to directors and officers consisting of $40,000 to the President for his services, $20,000 in director fees and $20,000 to an accounting firm controlled by a director for accounting services rendered. Also during the year 2003, the Company settled outstanding trade accounts payable which resulted in a gain of $99,814. Expenses for 2002 were similar, aggregating in the amount of $146,207.

     The Company incurred a loss from operations of $154,388 and $146,207, respectively, for the years ended December 31, 2003 and 2002, and a net loss for the year ended December 31, 2003 and 2002 of $54,574 and $146,207. Net loss per share was $(0.00) and $(0.01) for the years ended December 31, 2003 and 2002.

LIQUIDITY

     As of December 31, 2003 and 2002, the Company had a working capital deficit of $(141,227) and $(323,374). Included in accounts payable of $213,682 as at December 31, 2002 is a substantial amount of accounts payable from prior years that the Company has not been able to pay due to the lack of revenues and capital. During the year ended December 31, 2003, the Company settled outstanding trade accounts payables owing from prior years which resulted in a reduction in accounts payables and accrued liabilities. In addition, the Company reduced its amounts due to related parties through the issuance of shares. As a result of the lack of significant revenues, and working capital deficit, the auditor's report indicates there is substantial doubt about the Company's ability to operate as a going concern. Historically, the Company has received loans and issued its shares of common stock to finance its operations, and building of and further expansion of the terminal at Pemberton. It is anticipated that the Company will continue to issue its equity securities and rely on loans from related parties to finance its operations. However, no assurance can be given that the Company will be able to rely on these sources for capital.


ITEM  7.     FINANCIAL  STATEMENTS

                      Prime Air, Inc.
               (A Development Stage Company)
Index
-----
Independent Auditors' Report . . . . . . . . . . . . .  17

Consolidated Balance Sheets. . . . . . . . . . . . . .  20

Consolidated Statements of Operations. . . . . . . . .  21

Consolidated Statements of Comprehensive Income (Loss)  22

Consolidated Statement of Stockholders' Equity . . . .  23

Consolidated Statements of Cash Flows. . . . . . . . .  27

Notes to the Consolidated Financial Statements . . . .  28

              [LETTERHEAD OF MANNING ELLIOT CHARTERED ACCOUNTANTS]

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Prime Air, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Prime Air, Inc. (A Development Stage Company) as of December 31, 2003 and the related statement of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Other independent auditors audited the accompanying consolidated balance sheet of Prime Air, Inc. as of December 31, 2002 and the related statement of operations, stockholders' deficit and cash flows for the year then ended. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated July 23, 2003.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Prime Air, Inc., as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOT
CHARTERED  ACCOUNTANTS
Vancouver,  Canada
June  10,  2004

          [LETTERHEAD OF RUTHERFORD & COMPANY CHARTERED ACCOUNTANTS]

                                                            Rutherford & Company
                                                           Chartered Accountants
--------------------------------------------------------------------------------
                                                 9511 Bates Road, Richmond, B.C.
                                                                  CANADA V7A 1E3
                                      Telephone (604)272-5454  Fax (604)272-5874

                                AUDITORS' REPORT

To  the  Shareholders  of
PRIME  AIR,  INC.  (A  Nevada  Corporation)

     We have audited the consolidated balance sheets of PRIME AIR, INC. (A Development Stage Company) as at December 31, 2002 and the consolidated statements of operations, shareholders' equity and deficit and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and the results of its operations, the change in stockholders' equity and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.


                                                    /s/ "Rutherford  &  Company"
Richmond,  Canada
July 23, 2003                                       CHARTERED ACCOUNTANTS

          [LETTERHEAD OF RUTHERFORD & COMPANY CHARTERED ACCOUNTANTS]

                                                            RUTHERFORD & COMPANY
                                                           Chartered Accountants
--------------------------------------------------------------------------------

                                                 9511 Bates Road, Richmond, B.C.
                                                                  CANADA V7A 1E3
                                      Telephone (604)272-5454  Fax (604)272-5874


                      COMMENTS BY AUDITOR FOR U.S. READERS
                       ON CANADA-U.S. REPORTING DIFFERENCE


     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the financial statements. Our report to the shareholders dated July 23, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


                                                    /s/ "Rutherford  &  Company"
Richmond,  Canada
July  23, 2003                                      CHARTERED ACCOUNTANTS

                                                    PRIME  AIR,  INC.
                                              (A Development Stage Company)
                                               CONSOLIDATED BALANCE SHEETS
                                                (Expressed in US dollars)

                                                                                            December 31,    December 31,
                                                                                                2003            2002
                                                                                           --------------  --------------
ASSETS

Current Assets
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       2,691   $         512
 Prepaid expenses and deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,382           1,586
 Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,292           1,357
                                                                                           --------------  --------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,365           3,455

Property and Equipment (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        508,158         427,305
                                                                                           --------------  --------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     517,523   $     430,760
                                                                                           ==============  ==============



LIABILITIES

Current Liabilities
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      78,436   $     213,682
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,500               -
 Due to related parties (Note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,248          91,846
 Notes and advances payable (Note 4). . . . . . . . . . . . . . . . . . . . . . . . . . .         22,408          21,301

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        150,592         326,829

Contingencies and Commitments (Notes 1 and 7)

STOCKHOLDERS' EQUITY

Preferred Stock, 5,000,000 cumulative and convertible preferred shares authorized with a
par value of $0.001, none issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -

Common Stock, 150,000,000 common shares authorized with a par value of $0.001,
27,084,000 and 23,318,666 issued and outstanding, respectively. . . . . . . . . . . . . .         27,084          23,319

Additional Paid In Capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,412,694       4,167,192

Accumulated other comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . . .         58,586          (9,721)

Deficit accumulated during the development stage. . . . . . . . . . . . . . . . . . . . .     (4,131,433)     (4,076,859)
                                                                                           --------------  --------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        366,931         103,931
                                                                                           --------------  --------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . .  $     517,523   $     430,760
                                                                                           ==============  ==============


                                           PRIME  AIR,  INC.
                                     (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Expressed in US dollars)

                                                                                   Accumulated From
                                                                                    March 10, 1989
                                                  Year Ended      Year Ended      (Date of Inception)
                                                 December 31,    December 31,        December 31,
                                                     2003            2002                2003
                                                --------------  --------------  -----------------------
                                                                                      (Unaudited)
Revenue
 Rental income . . . . . . . . . . . . . . . .  $       2,364   $           -   $                2,364
                                                --------------  --------------  -----------------------

Expenses
 Flight operations . . . . . . . . . . . . . .              -               -                  114,720
 Advertising and Promotion . . . . . . . . . .             67               -                   40,461
 Amortization. . . . . . . . . . . . . . . . .         21,411          18,978                  164,533
 Consulting. . . . . . . . . . . . . . . . . .          8,943          10,000                   39,734
 Consulting to related parties (Note 5(b)) . .         80,000          80,000                2,799,696
 General and Administrative. . . . . . . . . .         35,696          29,766                  769,807
 Professional fees . . . . . . . . . . . . . .         10,635           7,463                  304,660
                                                --------------  --------------  -----------------------

                                                      156,752         146,207                4,233,611
                                                --------------  --------------  -----------------------

Loss from Operations . . . . . . . . . . . . .       (154,388)       (146,207)              (4,231,247)

Gain on settlement of debt . . . . . . . . . .         99,814               -                   99,814
                                                --------------  --------------  -----------------------

Net Loss For the Period. . . . . . . . . . . .  $     (54,574)  $    (146,207)  $           (4,131,433)
                                                ==============  ==============  =======================


Net Loss Per Common Share - Basic and Diluted.  $       (0.00)  $       (0.01)
                                                ==============  ==============


Weighted Average Shares Outstanding. . . . . .     24,957,000      22,899,000
                                                ==============  ==============


                                  PRIME AIR, INC.
                            (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                              (Expressed in US dollars)


                                                                     From March 10,
                                                                     1989 (date of
                                          Year Ended   Year Ended    inception) to
                                          December 31  December 31    December 31
                                             2003         2002           2003
                                                                      (Unaudited)
                                          -----------  -----------  ----------------
Net loss                                  $  (54,574)  $ (146,207)  $    (4,131,433)

Other comprehensive income:
 Foreign currency translation adjustment      68,307        3,394            58,586
                                          -----------  -----------  ----------------

Comprehensive income (loss):              $   13,733   $ (142,813)  $    (4,072,847)
                                          ===========  ===========  ================

                                                          PRIME AIR, INC.
                                                   (A Development Stage Company)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   From March 10, 1989 (Date of Inception) to December 31, 2003
                                                     (Expressed in US dollars)

                                                                           Deficit
                                                                         Accumulated      Accumulated
                                             Additional      Share          Other         During The
                            Common Shares                   Paid In     Subscriptions    Comprehensive    Development
                                Shares         Amount       Capital      Receivable      Income (loss)       Stage        Total
                                                 $             $              $                $               $            $
Balance at Inception on
   March 10, 1989
   (unaudited) . . . . . .              -             -            -                -                -              -           -
Issue of common shares
   for cash
   at $.001/share. . . . .      1,260,474         1,260         (630)               -                -              -         630
Net loss for the year
   ended March 31, 1990. .              -             -            -                -                -        (17,956)    (17,956)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance, March 31, 1990
   (unaudited) . . . . . .      1,260,474         1,260         (630)               -                -        (17,956)    (17,326)
Issue of common shares
   for cash
   at $.001/share. . . . .        315,118           315         (157)               -                -              -         158
Net loss for the year
   ended March 31, 1991. .              -             -            -                -                -        (49,419)    (49,419)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance, March 31, 1991
   (unaudited) . . . . . .      1,575,592         1,575         (787)               -                -        (67,375)    (66,587)
Net loss for the year
   ended March 31, 1992. .              -             -            -                -                -        (10,990)    (10,990)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance, March 31, 1992
   (unaudited) . . . . . .      1,575,592         1,575         (787)               -                -        (78,365)    (77,577)
Issue of common shares
   for cash
at $.13866/share . . . . .        264,176           264       36,367                -                -              -      36,631
at $.10677/share . . . . .         34,138            34        3,611                -                -              -       3,645
Net loss for the year
   ended March 31, 1993. .              -             -            -                -                -        (38,426)    (38,426)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance, March 31, 1993
   (unaudited) . . . . . .      1,873,906         1,873       39,191                -                -       (116,791)    (75,727)
Issue of common shares
   for  services
   at $.07906/share. . . .        184,346           184       14,390                -                -              -      14,574
Issue of common shares
   for cash
at $.001/share . . . . . .        600,000           600         (300)               -                -              -         300
at $.05449/share . . . . .          6,680             7          357                -                -              -         364
at $.07707/share . . . . .         47,268            47        3,596                -                -              -       3,643
at $.13966/share . . . . .         38,802            39        5,380                -                -              -       5,419
at $.16508/share . . . . .         46,322            46        7,601                -                -              -       7,647
at $.23111/share . . . . .        174,890           175       40,243                -                -              -      40,418
at $.34663/share . . . . .         31,512            32       10,891                -                -              -      10,923
at $.46217/share . . . . .         15,756            16        7,266                -                -              -       7,282
Net loss for the year
   ended March 31, 1994. .              -             -            -                -                -        (50,846)    (50,846)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance, March 31, 1994
   (unaudited) . . . . . .      3,019,482         3,019      128,615                -                -       (167,637)    (36,003)
Issue of common shares
   for services
   at $.21124/share. . . .      1,874,956         1,875      394,191                -                -              -     396,066
Issue of common shares
   for cash
at $.18687/share . . . . .        497,384           498       92,448                -                -              -      92,946
at $.23117/share . . . . .        608,178           608      139,982                -                -              -     140,590
Net loss for the year
   ended June 28, 1994 . .              -             -            -                -                -       (437,013)   (437,013)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance, June 28, 1994
   (unaudited) . . . . . .      6,000,000         6,000      755,236                -                -       (604,650)    156,586

                                                                           Deficit
                                                                         Accumulated      Accumulated
                                             Additional      Share          Other         During The
                            Common Shares                   Paid In     Subscriptions    Comprehensive    Development
                                Shares         Amount       Capital      Receivable      Income (loss)       Stage        Total
                                                 $             $              $                $               $            $
Balance Forward. . . . . .      6,000,000         6,000      755,236                -                -       (604,650)    156,586
Share subscription
   at $.1835/share . . . .              -             -       (7,313)             (20)               -         (7,333)
Net loss for the year
   ended March 31, 1994. .              -             -            -                -                -       (135,530)   (135,530)
Balance,
   December 31, 1994
   (unaudited) . . . . . .      6,000,000         6,000      747,923              (20)               -       (740,180)    (13,723)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Issue of common shares
   for cash  and/or
   services
   at $.11711/share. . . .      1,125,100         1,125      130,630                -                -              -     131,755
Net loss for the year
   ended March 31, 1995. .              -             -            -                -                -        (71,266)    (71,266)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance,
   December 31, 1995
   (unaudited) . . . . . .      7,125,100         7,125      878,553              (20)        (811,446)        74,212
Issue of common shares
   for cash at $.25/share.      3,021,116         3,021      752,259                -                -              -     755,280
Issue of common shares
   for services
   at $.25/share . . . . .      2,967,346         2,967      738,870                -                -              -     741,837
Net loss for the year
   ended
   December 31, 1996 . . .              -             -            -                -                -       (978,770)   (978,770)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance,
   December 31, 1996
   (unaudited) . . . . . .     13,113,562        13,113    2,369,682              (20)               -     (1,790,216)    592,559
Issue of common shares
   for services
   at $.26/share . . . . .        656,000           656      169,904                -                -              -     170,560
Issue of common shares
   for debt settlements:
at $.25/share. . . . . . .        248,504           249       61,876                -                -              -      62,125
at $.25205/share . . . . .         72,760            73       18,266                -                -              -      18,339
at $.26523/share . . . . .        189,600           189       50,098                -                -              -      50,287
Net loss for the year
   ended
   December 31, 1997 . . .              -             -            -                -                -       (359,929)   (359,929)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance,
   December 31, 1997
   (unaudited) . . . . . .     14,280,426        14,280    2,669,826              (20)               -     (2,150,145)    533,941
Issue of common shares
   for debt settlements:
at $.19415/share . . . . .         20,000            20        3,853                -                -              -       3,873
at $.20082/share . . . . .         36,430            37        7,260                -                -              -       7,297
Issue of common shares
   for services
   at $.19790/share. . . .      3,327,454         3,327      655,177                -                -              -     658,504
Issue of common shares
   for debt settlements
   at $.25/share . . . . .         64,800            65       16,135                -                -              -      16,200
Issue of common shares
   for services
   at $.25/share . . . . .        290,000           290       72,210                -                -              -      72,500
Transfer agent adjustment.         (6,000)           (6)           -                -                -              -          (6)
Write off of
   uncollectable share
   subscription
   receivable. . . . . . .              -             -        7,313               20                -              -       7,333
Net loss for the year
   ended
   December 31, 1998 . . .              -             -            -                -                -       (880,318)   (880,318)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance,
   December 31, 1998
   (unaudited) . . . . . .     18,013,110        18,013    3,431,774                -                -     (3,030,463)    419,324

                                                                           Deficit
                                                                         Accumulated      Accumulated
                                             Additional      Share          Other         During The
                            Common Shares                   Paid In     Subscriptions    Comprehensive    Development
                                Shares         Amount       Capital      Receivable      Income (loss)       Stage        Total
                                                 $             $              $                $               $            $
Balance Forward. . . . . .     18,013,110        18,013    3,431,774                -                -     (3,030,463)    419,324
Issue of common shares
   for debt settlements:
At $.20/share. . . . . . .        201,250           202       40,048                -                -              -      40,250
At $.25/share. . . . . . .        423,200           423      105,377                -                -              -     105,800
Issue of common shares
   for services
   at $.2339/share . . . .      1,010,000         1,010      235,229                -                -              -     236,239
Foreign currency
   translation . . . . . .              -             -            -                -           21,491              -      21,491
Net loss for the year
   ended
   December 31, 1999 . . .              -             -            -                -                -       (572,477)   (572,477)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance,
   December 31, 1999
   (unaudited) . . . . . .     19,647,560        19,648    3,812,428                -           21,491     (3,602,940)    250,627
Issue of common shares
   for cash at $.08/share.        500,000           500       39,500                -                -              -      40,000
Issue of common shares
   for debt settlements
at $.08/share. . . . . . .          4,100             4          324                -                -              -         328
at $.10/share. . . . . . .        871,006           871       86,230                -                -              -      87,101
Foreign currency
   Translation . . . . . .              -             -            -                -          (12,225)             -     (12,225)
Net loss for the year
   ended
   December 31, 2000 . . .              -             -            -                -                -       (191,511)   (191,511)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance,
   December 31, 2000 . . .     21,022,666        21,023    3,938,482                -            9,266     (3,794,451)    174,320
Issue of common shares
   for cash at $.08/share.        300,000           300       23,700                -                -              -      24,000
Issue of common shares
   for debt settlement
at $.08/share. . . . . . .        250,000           250       19,750                -                -              -      20,000
at $.10/share. . . . . . .        400,000           400       39,600                -                -              -      40,000
Transfer agent
   Adjustment. . . . . . .          6,000             6            -                -                -              -           6
Foreign currency
   translation . . . . . .              -             -            -                -          (22,381)             -     (22,381)
Net loss for the year
   ended
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
   December 31, 2001 . . .              -             -            -                -                -       (136,201)   (136,201)
Balance,
   December 31, 2001 . . .     21,978,666        21,979    4,021,532                -          (13,115)    (3,930,652)     99,744
Issue of common shares
   For cash
   at $.05/share . . . . .        320,000           320       15,680                -                -              -      16,000
Issue of common shares
   for debt settlement
at $.10/share. . . . . . .        500,000           500       49,500                -                -              -      50,000
at $.15/share. . . . . . .        420,000           420       62,580                -                -              -      63,000
at $.18/share. . . . . . .        100,000           100       17,900                -                -              -      18,000
Foreign currency
   translation . . . . . .              -             -            -                -            3,394              -       3,394
Net loss for the year
   ended
   December 31, 2002 . . .              -             -            -                -                -       (146,207)   (146,207)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance,
   December 31, 2002 . . .     23,318,666        23,319    4,167,192                -           (9,721)    (4,076,859)    103,931

                                                                           Deficit
                                                                         Accumulated      Accumulated
                                             Additional      Share          Other         During The
                            Common Shares                   Paid In     Subscriptions    Comprehensive    Development
                                Shares         Amount       Capital      Receivable      Income (loss)       Stage        Total
                                                 $             $              $                $               $            $
Balance Forward. . . . . .     23,318,666        23,319    4,167,192                -           (9,721)    (4,076,859)    103,931
Issue of common shares
   for cash
at $.05/share. . . . . . .      1,000,000         1,000       49,000                -                -              -      50,000
at $.1667/share. . . . . .         30,000            30        4,970                -                -              -       5,000
Issue of common shares
   for debt settlement
at $.05/share. . . . . . .      1,785,334         1,785       87,482                -                -              -      89,267
at $.10/share. . . . . . .        800,000           800       79,200                -                -              -      80,000
at $.1667/share. . . . . .        150,000           150       24,850                -                -              -      25,000
Foreign currency
   translation . . . . . .              -             -            -                -           68,307              -      68,307
Net loss for the year
   ended
   December 31, 2003 . . .              -             -            -                -                -        (54,574)    (54,574)
                            --------------  ------------  -----------  ---------------  ---------------  -------------  ----------
Balance,
   December 31, 2003 . . .     27,084,000        27,084    4,412,694                -           58,586     (4,131,433)    366,931
                            ==============  ============  ===========  ===============  ===============  =============  ==========


                                                    PRIME  AIR,  INC.
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Expressed in US dollars)

                                                                                                     Accumulated from
                                                                                                      March 10, 1989
                                                                   Year Ended      Year Ended     (Date of Inception) to
                                                                  December 31,    December 31,         December 31,
                                                                      2003            2002                 2003
                                                                                                       (Unaudited)
                                                                 --------------  --------------  ------------------------
CASH FLOWS TO OPERATING ACTIVITIES

Net loss for the period . . . . . . . . . . . . . . . . . . . .  $     (54,574)  $    (146,207)  $            (4,131,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses settled with issuance of debt. . . . . . . . . . . . .         89,267          90,000                   179,267
Services paid by issue of common stock. . . . . . . . . . . . .              -               -                 3,071,182
Amortization. . . . . . . . . . . . . . . . . . . . . . . . . .         21,411          18,978                   159,995
Gain on settlement of debt. . . . . . . . . . . . . . . . . . .        (99,814)              -                   (99,814)

Changes in operating assets and liabilities:

(Increase) in other receivables . . . . . . . . . . . . . . . .           (206)              -                    (1,292)
(Increase) in prepaid expenses. . . . . . . . . . . . . . . . .         (2,657)           (221)                    5,382
Increase in due to related parties. . . . . . . . . . . . . . .         10,471               -                    39,248
(Decrease) increase in accounts payable and accrued
   liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         (5,823)          2,486                    88,936
                                                                 --------------  --------------  ------------------------

Net Cash Used by Operating Activities . . . . . . . . . . . . .        (41,925)        (34,964)                 (688,529)
                                                                 --------------  --------------  ------------------------

CASH FLOWS TO INVESTING ACTIVITIES

Purchase of property and equipment. . . . . . . . . . . . . . .        (10,123)           (953)                 (658,202)
                                                                 --------------  --------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes and advances payable. . . . . . . . . . . .          1,433          18,205                    51,777
Proceeds from issuance of common shares . . . . . . . . . . . .         55,000          16,000                 1,372,631
                                                                 --------------  --------------  ------------------------

Net Cash Provided by Financing Activities . . . . . . . . . . .         56,433          34,205                 1,424,408
                                                                 --------------  --------------  ------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . .         (2,206)            135                   (74,986)
                                                                 --------------  --------------  ------------------------

INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . .          2,179          (1,577)                    2,691

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .            512           2,089                         -
                                                                 --------------  --------------  ------------------------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . .  $       2,691   $         512   $                 2,691
                                                                 ==============  ==============  ========================


NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for services. . . . . . . . . . . . . . . .  $           -   $           -   $             3,071,182
Common stock issued for debt. . . . . . . . . . . . . . . . . .  $     194,267   $     131,000   $               776,867
Expenses settled with issuance of debt. . . . . . . . . . . . .  $      89,267   $      90,000   $               179,267

SUPPLEMENTAL DISCLOSURES
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $           -   $                     -
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .  $           -   $           -   $                     -

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL SATEMENTS

1.     Development  Stage  Company

The Company was incorporated under the laws of the State of Nevada on November 10, 1996, for the purpose of changing the domicile of the Company from the State of Delaware to the State of Nevada. This change was approved by the shareholders of both corporations on November 26, 1997 and effected through a "Plan and Agreement of Merger" with the surviving corporation being Prime Air, Inc.
(Nevada). The articles of merger were filed with the appropriate State authorities on December 15, 1997, which became the effective date of the merger.

The Delaware Corporation was incorporated on April 4, 1995, for the purpose of changing the domicile of the Company from the State of Utah to the State of Delaware by acquiring all of the assets and liabilities of the Utah Corporation, and issuing shares of the Delaware Corporation to the shareholders of the Utah Corporation on a one for one basis. The Utah Corporation was voluntarily dissolved by the State of Utah on May 18, 1995.

The Utah Corporation was incorporated on August 30, 1993 as Astro Enterprises, Inc. ("Astro"). On June 28, 1994, pursuant to appropriate shareholder agreements, the Utah Corporation acquired all outstanding shares of Prime Air
(BC) Inc., a private Canadian corporation ("the Canadian Corporation") in exchange for shares of its capital stock on a .787796 to 1 basis, thereby providing the shareholders of the Canadian Corporation with 90% of the outstanding common shares of Astro. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization of Astro. The Canadian Corporation was incorporated on March 10, 1989. Astro then changed its name to Prime Air, Inc., which subsequently was acquired as a wholly owned subsidiary by the Delaware Corporation, as described above. Prior to the acquisition, Astro had no principal operations and had nominal net assets.

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. In a development stage company, management devotes most of its activities in developing a market for its products and/or services. The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The Company's present activities relate to the construction and ultimate exclusive operation of an international passenger and cargo air terminal facility in the Village of Pemberton, British Columbia; and the operation of scheduled flight services between that facility and certain major centers in Canada and the United States in conjunction with Voyageur Airways Limited. Terminal building construction was substantially completed in May 1996.

The future successful operation of the Company is dependent upon its ability to obtain the financing required to complete the terminal facility and commence operations on an economically viable basis. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. Management believes the Company will be able to generate sufficient funds to meet its obligations for a period of at least twelve months from the balance sheet date. There is no guarantee that the Company will be able to raise any equity financing or sell any of its services at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

2.     Summary  of  Significant  Accounting  Policies

a)     Basis  of  Presentation
These consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Prime Air Inc. (a Canadian corporation). All intercompany transactions and balances have been eliminated. The results of operations and cash flows for the period from the date of inception (March 10, 1989) to December 31, 2003 are presented for information purposes only. These amounts are unaudited and accordingly no audit opinion has been expressed relating to these amounts.

b)     Year  End
The  Company's  fiscal  year  end  is  December  31.

c)     Use  of  Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

d)     Cash  and  Cash  Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL SATEMENTS

2.     Summary  of  Significant  Accounting  Policies  (continued)

e)     Other  Comprehensive  Income  (Loss)
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003 and 2002, the Company's only component of comprehensive income (loss) was foreign currency translation adjustments.

f)     Property  and  Equipment
Property and equipment is carried at cost less accumulated amortization. Amortization is computed on the following methods over the estimated useful life of the asset at the following annual rates:

Air terminal - Straight-line over 30-year term of land and airport facilities lease

Furniture  and  equipment  -  20%  Declining-balance

Computer  equipment  -  30%  Declining-balance

g)     Long-Lived  Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

h)     Foreign  Currency  Translation
The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

i)     Revenue  Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company receives income from the rental of the air terminal located in Pemberton, BC, Canada.

j)     Basic  and  Diluted  Net  Income  (Loss)  Per  Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

k)     Stock-Based  Compensation
The Company records stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Common stock issued by the Company for services is recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. The Company does not currently have a stock option plan.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL SATEMENTS

2.     Summary  of  Significant  Accounting  Policies  (continued)

l)     Financial  Instruments
The fair values of cash, prepaid expenses, other receivables, notes payable, advances payable, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities have exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

m)     Income  Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

n)     Recent  Accounting  Pronouncements
In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities ("FIN 46"), which was amended in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. Development stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIE's. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIE's created after January 31, 2003. For arrangements entered into with VIE's created before January 31, 2003, the provisions of FIN 46 are effective at the end of the first reporting period ending after March 15, 2004. The Company does not have VIE's.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

o)     Reclassifications
Certain amounts and/or disclosures in the prior year consolidated financial statements have been reclassified or disclosure revised to conform with the current year presentation.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL SATEMENTS

3.     Property  and  Equipment

Property and equipment consist of the following at December 31, 2003 and December 31, 2002:

                                                            December 31,
                                 December 31, 2003               2002
                         ---------------------------------  ---------
                                    Accumulated   Net Book  Net Book
                           Cost    Amortization    Value     Value
                         --------  -------------  --------  --------
Air terminal. . . . . .  $687,619  $     181,130  $506,489  $425,493
Computer equipment. . .     1,150            403       747       802
Furniture and equipment     5,550          4,628       922     1,010

                         $694,319  $     186,161  $508,158  $427,305

4.     Notes  and  Advances  Payable
The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

5.     Related  Party  Transactions

a) Included in due to related parties is an amount of $12,846 (2002 - $11,846), which has been advanced to the Company by a shareholder and/or a corporation controlled by that shareholder. This shareholder controls 100% of the related corporation.

b) During the years ended December 31, 2003 and 2002, no cash remuneration was paid to any director or officer of the Company. The Company records services provided by related parties at their fair value in the period when the services are rendered and the obligation is accrued. The Company has adopted the policy of issuing "restricted" common shares to certain directors and officers for services rendered. During the year ended December 31, 2003 the Company incurred $80,000 (2002: $80,000) of consulting expense provided by directors and officers of the Company. The Company issued a total of 2,400,334 common shares to settle debt obligations of $160,017, which related to consulting services provided by these related parties. This amount included 1,200,000 shares issued for services provided in the prior year. During the year ended December 31, 2002, directors of the Company received 800,000 common shares by way of a debt settlement covering obligations of $100,000. The common shares issued were recorded based on the fair value of the services received.

6.     Common  Shares

a) During the year ended December 31, 2003, the Company issued 1,000,000 shares of common stock at $0.05 per share for cash proceeds of $50,000 and 30,000 shares of common stock at $0.1667 per share for cash proceeds of $5,000.

b) During the year ended December 31, 2003, the Company issued 185,000 shares of common stock at $0.05 per share, and 150,000 shares of common stock at $0.1667 per share to creditors to settle debt of $34,250.

c) During the year ended December 31, 2003, the Company issued 800,000 shares of common stock at $0.10 per share to a director of the Company to settle debt of $80,000, and 1,600,334 shares of common stock at $0.05 per share to directors of the Company to settle debt of $80,017.

7.     Commitments
The Company's wholly owned Canadian subsidiary ("subsidiary") entered into an Airport Lease and Operating Agreement ("the "Agreement") with The Corporation of The Village of Pemberton in British Columbia in 1993 whereby it was granted an exclusive and irrevocable lease over the lands and airport facilities associated with the Pemberton Airport. The initial lease term commenced on October 29, 1993 and ended on October 31, 1996. The subsidiary exercised its option for extensions of the Agreement, which currently expires in 2004, however the Company has two ten-year options for extension available, which require written notice within six months prior to the expiry of the Extension Term. The Company plans to file written notice with the Village of Pemberton to exercise the first 10-year option extension.

Rent payable under the Agreement is based on 5% of gross receipts per annum derived from the operation of the terminal facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation. The Company paid rent expense of $165 for the year ended December 31, 2003 (2002: NIL), which represented 5% of gross rental receipts. The lease commitment amounts for 2003 through 2007 cannot be quantified as the amount of gross receipts for those years cannot be determined and active operation of the terminal facilities has not yet commenced. The Company paid property taxes imposed by municipal authorities amounting to $9,383 for the year ended December 31, 2003 (2002: $9,859).
The Village of Pemberton, in the event of a material default or bankruptcy by the Company, may terminate the Agreement. The terminal facilities shall become the property of the Village of Pemberton at the expiration of the Agreement.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL SATEMENTS

8.     Income  Taxes
Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of approximately $1,444,000, which expire starting in 2015. Net operating losses in Canada expire after seven years. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                         December 31,
                             2003
                              $
Net Operating Loss . .         65,000
Statutory Tax Rate . .             35%
Effective Tax Rate . .              -
Deferred Tax Asset . .         22,750
Valuation Allowance. .        (22,750)
--------------------------------------
Net Deferred Tax Asset              -
======================================

9.     Subsequent  Events

In January, 2004 the Company issued 90,000 shares of common stock to creditors to settle debt obligations of $6,497.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a)     Previous  independent  accountants

     (i) On March 19, 2004, the Company dismissed Rutherford & Company Chartered Accountants as the Company's independent accountants.

     (ii) Rutherford & Company's reports on the Company's financial statements as of and for the years ended December 31, 2002, and December 31, 2001, contained no adverse opinions or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did not contain modifications as to the Company's ability to continue as a going concern.

     (iii) The Company's Board of Directors approved the decision to change independent accountants.

     (iv) During the two fiscal years ended December 31, 2002 and December 31,2001, and through the subsequent interim period ended March 19, 2004, to the best of the Company's knowledge, there have been no disagreements with Rutherford & Company, Chartered Accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to the satisfaction of Rutherford & Company, Chartered Accountants would have caused them to make reference in connection with its report on the financial statements of the Registrant for such years.

     (v)     During  the  two  fiscal years ended December 31, 2002 and December
31, 2001, and through the subsequent interim period ended March 19, 2004, Rutherford & Company did not advise the Company on any matter set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

     (vi) The Company requested that Rutherford & Company furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to the Form 8-K reporting the event.

     (b)     New  Independent  Accountants

     On March 19, 2004, the Company engaged Manning Elliot, Chartered Accountants to audit its financial statements for the year ended December 31, 2003. During the two most recent fiscal years end December 31, 2003 and December 31, 2002, and through March 19, 2004, the Company did not consult with Manning Elliot, Chartered Accountants regarding the (1) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting factor to be considered by the Company in reaching a decision to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as the term is defined in Item 304(a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304(a)(1)(iv)(B) or Regulation S-B.

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

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTORS  AND  CONTROL  PERSONS

     Set forth below is the background of the executive officers and directors for at least the past five years of the Company.

The directors and executive officers of the Company as of December 31, 2003 are as follows:

Name               Age              Position
-----------------  ---  ---------------------------------
Blaine Haug . . .   56  Chief Executive Officer, Chairman
Wayne Koch (1). .   53  Treasurer and Director
Nigel Horsley (2)   56  VP Communications
John Eberhard . .   61  Director
Greg Duffy. . . .   49  Director

(1) Mr. Wayne Koch resigned as a director and as an officer effective March 19, 2004.
(2)     Mr.  Nigel  Horsley  resigned  as  a  director  on  June  7,  2004.

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

WAYNE KOCH - serves as Treasurer and Director of Prime Air, Inc. For at least the past five years, Mr. Koch has been principal of Koch & Associates, Certified Management Accountants, a public accounting practice (established 1987) serving a large number of individual, small business and non-resident clients. He also provides accounting services to the Company as a consultant. Previous experience includes several years as Controller of a diversified property development company; Managing Director of a Whistler based property management and accommodation company; lecturer at the British Columbia Institute of Technology; Supervisor, Budgets and Program Administration, Airports Branch - Pacific Region, Transport Canada; Systems Design Consultant within the Government of Canada, Department of Supply and Services, Ottawa, Ontario. Mr. Koch resigned as a director and executive officer of the Company on March 19, 2004.

R. NIGEL M. HORSLEY - Director. For at least the past five years Mr. Horsley has been involved in investor relations, with an extensive background in print and broadcast media, both in the UK and Canada including IRN in London and CKVU TV as an Executive Producer in Vancouver. He has worked for more than a decade in PR, mostly in high technology, including two years with Hill & Knowlton. Currently, he is also a director of RailPower Technologies Corp. (TSX V: P). He is also a former Vice President with General Hydrogen Corporation. Mr. Horsley resigned on June 7, 2004.

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

DR. ALBERT BRUNO - Director since March 19, 2004. Dr. Bruno DC is a graduate of the Palmer College of Chiropractic. In private practice since 1990, Dr. Bruno operates a chiropractic practice and consulting business in Seattle, WA. He is licensed in both Washington and Pennsylvania. Utilizing his business experience, he assists in the start-up of new chiropractic clinics and the restructuring of multi-clinic operations. Dr. Bruno has been actively involved with Prime Air for the past 9 years as a consultant.

CHRISTOPHER BENSON - Director since June 7, 2004. For at least the past five years, Mr. Benson has been a practicing real estate and business lawyer in the states of Washington and Arizona. Mr. Benson represents numerous pilots and has gained extensive working knowledge of a wide range of airport operation matters ranging from public to private airports through his cases and the experts involved. Mr. Benson is currently on the Board of Directors for Habitat for Humanity, Seattle-South King County and for the past 12 years has taught Washington State Certified Real Estate Law classes for continuing education credits to real estate brokers, appraisers and surveyors.

ITEM  10.     EXECUTIVE  COMPENSATION

     The Company, including Prime Air BC, had one employee as of December 31, 2003, consisting of Mr. Haug.

                                      SUMMARY COMPENSATION TABLE
                          Annual Compensation                        Long Term Compensation
             -----------------------------------------  ------------------------------------------------
                                                                  Awards           Payout
                                                         -----------------------  -------
                                                         Restricted   Securities    LTIP     All Other
                                        Other  Annual      Stock      Underlying   Payout   Compensation
             Year  Salary   Bonus ($)  Compensation ($)   Award(s)    Options (#)   ($)         ($)
             ----  -------  ---------  ----------------  -----------  -----------  ------  -------------
Blaine Haug  2003  $     0        -0-               -0-  400,000 (1)          -0-     -0-            -0-
President .  2002  $     0        -0-               -0-  400,000 (1)          -0-     -0-            -0-
* . . . . .  2001  $     0        -0-               -0-  400,000 (1)          -0-     -0-            -0-


(1) Mr. Haug receives 400,000 shares of the Company common stock for his services. In addition he is reimbursed for expenses he incurs in the course of performing his duties for the Company. Mr. Haug currently has no employment agreement.

OPTION  GRANTS  IN  2003

The  Company  made  no  stock  option  grants  during  calendar  year  2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND TEN-YEAR OPTIONS/SAR REPRICINGS

     There was no repricing of options for the fiscal year ended December 31, 2003.

FISCAL  YEAR  END  OPTION  VALUES

          There  are  no  options  outstanding.

DIRECTOR  FEES

     During the year ended December 31, 2003, Messrs. Haug, Koch, Eberhard, and Horsley each earned $5,000 for director services as determined by the Board. These fees were paid through the issuance of common shares at a value of $.05 per share in 2003.

COMPENSATION  PLAN  TABLE

     No compensation plan table has been provided since the Company has never issued options for compensation.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     Because the Company is not registered under Section 12 of the Exchange Act, it is not subject to the reporting requirements under Section 16(a).

CODE  OF  ETHICS

     Due to limited resources, the Company has not yet adopted a code of ethics. The Company has recently engaged new corporate counsel who will assist the Company in drafting and adopting a code of ethics.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 31, 2004 to (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of its Common Stock, (ii) each director of the Company,
(iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. This table is based on information provided to us or filed with the Securities and Exchange Commission by the Company's directors, executive officers and principal shareholders. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares, subject to community property laws. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.


Five Percent Shareholders, Directors      Common Stock      Percentage
and certain Executive Officers         Beneficially Owned      Owned
-------------------------------------  -------------------  -----------
Blaine Haug . . . . . . . . . . . . .        5,228,547 (1)        19.2%
-------------------------------------  -------------------  -----------
Dr. Albert Bruno. . . . . . . . . . .                   0            0
-------------------------------------  -------------------  -----------
Nigel Horsley . . . . . . . . . . . .             100,000           .4%
-------------------------------------  -------------------  -----------
John Eberhard . . . . . . . . . . . .             395,340          1.5%
-------------------------------------  -------------------  -----------
Greg Duffy. . . . . . . . . . . . . .              94,720          0.3%
-------------------------------------  -------------------  -----------
All directors and current executive
officers as a group (5 persons) . . .           5,818,607         21.4%
-------------------------------------  -------------------  -----------

(1)  Includes  shares  held  by  a  trust  under  Mr.  Haug's  control.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the years ended December 31, 2003 and 2002, certain officers and directors received common stock for their services or consulting services. In addition, an entity that may be deemed an affiliate of an officer and director of the Company has lent funds to the Company for its operations. However, the amount in value for each transaction did not exceed $60,000.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

 (a)     Index  to  Exhibits.

     The  following  is  a  list  of  all exhibits filed as part of this Report:


Exhibit Number  Name
--------------  -------------------------------------------------------------------------
 3.1            Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to
                Registration Statement on Form S-4 filed with the Commission on
                June 2, 1997)
 3.2            Bylaws (Incorporated by reference to Exhibit 3.1 to Registration
                Statement on Form S-4 filed with the Commission on June 2, 1997)
10.1            Airport Lease and Operating Agreement (Incorporated by reference to
                Exhibit 10.1 to Registration Statement on Form S-4 filed with the
                Commission on June 2, 1997)
10.2            Employment Agreement with Blaine Haug (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 filed with the
                Commission on June 2, 1997)
10.3            Memorandum Agreement with Voyager Airways (Incorporated by reference to Exhibit 10.5 to pre-effective Amendment No. 2 to
                Registration Statement on Form S-4 filed with the Commission on
                September 26, 1997)
10.4            Addendum to Haug Employment Agreement (Incorporated by
                reference to Exhibit 10.6 to pre-effective amendment no. 1 to
                Registration Statement on Form S-4 filed with the Commission on
                August 6, 1997)
10.5            Memorandum of Understanding with Galvin Flying Service, Inc.
                (Incorporated by reference to Exhibit 10.5 to Form 10-QSB for the nine months ended September 30, 2003 filed with the Commission on
                May 6, 2004.)
16.1            Letter regarding change in Certifying Accountants (incorporated to
                Form 8-K filed with the Commission on April 1, 2004.)
31.1            CEO certification under Section 302 of Sarbanes-Oxley Act
31.2            CFO certification under Section 302 of Sarbanes-Oxley Act
32.1            CEO and CFO Certifications under Section 906 of Sarbanes-Oxley Act

(b)     Reports on Form 8-K.
     None

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Manning & Elliot served as the Company's independent accountants for the fiscal year ended December 31, 2003, and during the course of that fiscal year they were not engaged by the Company to provide certain non-audit services. During the year ended December 31, 2003 and 2002, the following fees were paid for services provided by Manning & Elliot and Rutherford & Company, respectively.

     Audit Fees. The aggregate fees paid for the annual audit of financial statements included in the Company's Form 10-KSB for the years ended December 31, 2003 and 2002 and the review of the Company's quarterly reports for such years, amounted to approximately $6,000 to Manning & Elliott and $7,323 to Rutherford & Company, respectively.

     Audit Related Fees. For the years ended December 31, 2003 and 2002, the Company paid no fees to Manning & Elliott or Rutherford & Company related to other audit related fees.

     Tax Fees. For the years ended December 31, 2003 and 2002, the Company paid no fees to Manning & Elliott nor Rutherford & Company related to tax fees.

     All Other Fees. For the years ended December 31, 2003 and 2002, the Company did not pay Manning & Elliott nor Rutherford & Company for any non-audit services.

The Company does not have an audit committee. Prior to engaging the Company's Independent auditors, the board of directors will review and approve the scope of the engagement and any other services proposed to be offered by the Company's Independent accountants. During the years ended 2003 and 2002, the Company did not engage its Independent accountants to perform services as set for in Items 9(e)(2) and 9(e)(4) of Schedule 14A.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.
Prime Air, Inc.


June 16 2004                   By: /s/ Blaine Haug
                                   -----------------------------------------
                               Blaine Haug
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive and Principal Financial and
                               Accounting Officer)


          In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and of the corporations and on the dates indicated:

Date:    June 16, 2004  /s/ Blaine Haug
                        ----------------------------
                        Blaine Haug, Director

Date:
        -------------   ----------------------------
                        John Eberhard, Director

Date:   June 17, 2004   /s/ Greg Duffy
                        ----------------------------
                        Greg Duffy, Director

Date:   June 17, 2004   /s/ Albert Bruno
                        ----------------------------
                        Albert Bruno, Director

Date:   June 18, 2004   /s/Christopher Benson
                        ----------------------------
                        Christopher Benson, Director