Form 10QSB
period 2004-03-31
PRIME AIR INC
filed 2004-06-21
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarter  ended  March  31,  2004

                                       OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from  ________  to  __________

                        COMMISSION FILE NUMBER: 333-28249

                                 PRIME AIR, INC.
               (Exact name of Registrant as specified in charter)

             Nevada                                         Not  Applicable
----------------------------------                    --------------------------
State  or  other  jurisdiction  of                    I.R.S.  Employer  I.D. No.
incorporation  or  organization

Suite  601  -  938  Howe  Street,  Vancouver,  British  Columbia,      V6Z  1N9
----------------------------------------------------------------     -----------
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 2004, there were 27,174,000 shares of the Registrant's Common Stock outstanding.

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

                                                   PRIME  AIR,  INC.
                                             (A Development Stage Company)
                                              CONSOLIDATED BALANCE SHEETS
                                               (Expressed in US dollars)


                                                                                            March 31,     December 31,
                                                                                               2004           2003
                                                                                           (unaudited)     (audited)
                                                                                           ------------  --------------
ASSETS

Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     4,777   $       2,691
  Prepaid expenses and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,188           5,382
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,186           1,292
                                                                                           ------------  --------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,151           9,365

Property and Equipment (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      497,190         508,158
                                                                                           ------------  --------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   509,341   $     517,523
                                                                                           ============  ==============



LIABILITIES

Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    66,054   $      78,436
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,000          10,500
  Due to related parties (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       84,696          39,248
  Notes and advances payable  (Note 4). . . . . . . . . . . . . . . . . . . . . . . . . .       22,179          22,408
                                                                                           ------------  --------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      187,929         150,592
                                                                                           ------------  --------------

Contingencies and Commitments (Notes 1 and 7)

STOCKHOLDERS' EQUITY

Preferred Stock, 5,000,000 cumulative and convertible preferred shares authorized with a
par value of $0.001, none issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               -

Common Stock, 150,000,000 common shares authorized with a par value of $0.001,
27,174,000 and 27,084,000 issued and outstanding, respectively. . . . . . . . . . . . . .       27,174          27,084

Additional Paid In Capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,419,101       4,412,694

Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . . . . . . . .       54,065          58,586

Deficit accumulated during the development stage. . . . . . . . . . . . . . . . . . . . .   (4,178,928)     (4,131,433)
                                                                                           ------------  --------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      321,412         366,931
                                                                                           ------------  --------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . .  $   509,341   $     517,523
                                                                                           ============  ==============

   (The accompanying notes are an integral part of these consolidated financial statements)

                                          PRIME  AIR,  INC.
                                    (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Expressed in US dollars)
                                             (unaudited)


                                                                                  Accumulated From
                                                 Three Months    Three Months      March 10, 1989
                                                    Ended           Ended       (Date of Inception)
                                                  March 31,       March 31,         to March 31,
                                                     2004            2003               2004
                                                --------------  --------------  --------------------

Revenue
  Rental income. . . . . . . . . . . . . . . .  $       2,133   $           -   $             4,497
                                                --------------  --------------  --------------------

Expenses
  Flight operations. . . . . . . . . . . . . .  $           -   $           -   $           114,720
  Advertising and Promotion. . . . . . . . . .            382               -                40,843
  Amortization . . . . . . . . . . . . . . . .          5,732           4,942               170,265
  Consulting . . . . . . . . . . . . . . . . .              -           9,000                39,734
  Consulting to related parties. . . . . . . .         22,500          15,000             2,822,196
  General and Administrative . . . . . . . . .          8,375           4,239               778,182
  Professional fees. . . . . . . . . . . . . .         12,639             993               317,299
                                                --------------  --------------  --------------------

                                                       49,628          34,174             4,283,239
                                                --------------  --------------  --------------------

Loss from Operations . . . . . . . . . . . . .        (47,495)        (34,174)           (4,278,742)

Gain on settlement of debt . . . . . . . . . .              -               -                99,814
                                                --------------  --------------  --------------------

Net Loss For the Period. . . . . . . . . . . .        (47,495)        (34,174)  $        (4,178,928)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustments . .         (4,521)         21,794                54,065
                                                --------------  --------------  --------------------

Comprehensive Loss . . . . . . . . . . . . . .  $     (52,016)  $     (12,380)  $        (4,124,863)
                                                ==============  ==============  ====================


Net Loss Per Common Share - Basic and Diluted.  $       (0.00)  $       (0.00)
                                                ==============  ==============


Weighted Average Shares Outstanding. . . . . .     27,144,000      23,318,666
                                                ==============  ==============


   (The accompanying notes are an integral part of these consolidated financial statements)


                                              PRIME  AIR,  INC.
                                        (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Expressed in US dollars)
                                                 (unaudited)


                                                                                Three Months    Three Months
                                                                                   Ended           Ended
                                                                                 March 31,       March 31,
                                                                                    2004            2003
                                                                               --------------  --------------
CASH FLOWS TO OPERATING ACTIVITIES

  Net loss for the period . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (47,495)  $     (34,174)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,732           4,942

Changes in operating assets and liabilities:

    (Increase) in accounts receivable . . . . . . . . . . . . . . . . . . . .            (80)              -
    (Increase) in prepaid expenses and other. . . . . . . . . . . . . . . . .           (683)          1,888
    Increase in due to related parties. . . . . . . . . . . . . . . . . . . .         39,273          15,000
    (Decrease) Increase in accounts payable and accrued liabilities . . . . .        (16,346)         13,013
                                                                               --------------  --------------

Net Cash (Used In) Provided by Operating Activities . . . . . . . . . . . . .        (19,599)            669
                                                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes and advances payable. . . . . . . . . . . . . . . . . .         21,890               -
                                                                               --------------  --------------

Net Cash Provided by Financing Activities . . . . . . . . . . . . . . . . . .         21,890               -
                                                                               --------------  --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . .           (205)             49
                                                                               --------------  --------------

INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,086             718

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .          2,691             512
                                                                               --------------  --------------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,777   $       1,230
                                                                               ==============  ==============


NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt. . . . . . . . . . . . . . . . . . . . . . . .  $       6,497   $           -


SUPPLEMENTAL DISCLOSURES
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $           -
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $           -


    (The accompanying notes are an integral part of the consolidated financial statements)

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US dollars)
                                   (unaudited)

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

In May, 2004 the Company agreed to issue 1,920,000 shares of restricted common stock to Noble Securities Holding Ltd. at $0.05 per share to raise cash proceeds of $96,000, and 100,000 shares of restricted common stock to a director at $0.05 per share to raise cash proceeds of $5,000 for working capital purposes.

2.     Summary  of  Significant  Accounting  Policies

a)     Basis  of  Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Prime Air Inc. (the Canadian corporation). All intercompany transactions and balances have been eliminated.

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US dollars)
                                   (unaudited)

2.     Summary  of  Significant  Accounting  Policies  (Continued)

the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

d)     Cash  and  Cash  Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)     Other  Comprehensive  Income  (Loss)

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004 and 2003, the Company's only component of comprehensive income (loss) were foreign currency translation adjustments.

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US dollars)
                                   (unaudited)

2.     Summary  of  Significant  Accounting  Policies  (Continued)

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

l)     Financial  Instruments

The fair values of cash, prepaid expenses, other receivables, notes payable, advances payable, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US dollars)
                                   (unaudited)

2.     Summary  of  Significant  Accounting  Policies  (Continued)

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

p)     Interim  Financial  Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.     Property  and  Equipment

                                                            December 31,
                                    March 31, 2004                  2003
                         ---------------------------------  ------------
                                    Accumulated   Net Book      Net Book
                           Cost    Amortization    Value         Value
                         --------  -------------  --------      --------
Air terminal. . . . . .  $680,589  $     184,950  $495,639      $506,489
Computer equipment. . .     1,138            454       684           747
Furniture and equipment     5,493          4,626       867           922
                         --------  -------------  --------      --------

                         $687,220  $     190,030  $497,190      $508,158
                         ========  =============  ========      ========

4.     Notes  and  Advances  Payable
The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

5.     Related  Party  Transactions

a) Included in due to related parties is an amount of $34,736 (December 31, 2003 - $12,846) which has been advanced to the Company by a shareholders and/or a corporation controlled by that shareholder. This shareholder controls 100% of the related corporation. During the three months ended March 31, 2004, cash advances of $21,890 were made. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

b) Included in due to related parties is an amount of $49,960 (December 31, 2003 - $26,402) which represents consulting fees and expenses incurred on behalf of the Company by directors and officers. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

6.     Common  Shares
During the three month period ended March 31, 2004, the Company issued 50,000 shares of common stock at $0.05 per share and 40,000 shares of common stock at $0.10 per share to creditors to settle debt of $6,497.

7.     Commitments
The Company's wholly owned Canadian subsidiary ("subsidiary") entered into an Airport Lease and Operating Agreement ("the "Agreement") with The Corporation of The Village of Pemberton in British Columbia in 1993

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US dollars)
                                   (unaudited)

whereby it was granted an exclusive and irrevocable lease over the lands and airport facilities associated with the Pemberton Airport. The initial lease term commenced on October 29, 1993 and ended on October 31, 1996. The subsidiary exercised its option for extensions of the Agreement, which currently expires in 2004, however the Company has two ten-year options for extension available, which require written notice within six months prior to the expiry of the Extension Term. The Company plans to file written notice with the Village of Pemberton to exercise the first 10 year option extension.

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

The Village of Pemberton in the event of a material default or bankruptcy by the Company may terminate the Agreement. The terminal facilities shall become the property of the Village of Pemberton at the expiration of the Agreement.

8.     Subsequent  Event

In May, 2004, the Company issued 2,005,000 shares of common stock to settle outstanding debt of approximately $100,000. Included in this amount is the issuance of 1,150,000 common shares to a company controlled by a director to settle debt of $57,000.

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

THE PAST QUARTER. Due to the Company's negative working capital, the year 2004 and the current operating quarter remain difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow. Because of the "development stage" nature of the Company, these figures will not be representative of the of the Company's future operations.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

The Company earned rental revenue of $2,133 during the three months ended March 31, 2004. No similar revenue was earned during the same period of the prior year.

Expenses for the three months ended March 31, 2004 were $49,698 compared to $34,174 for the same period during the prior year. The primary expenses incurred for the three months ended March 31, 2004 were $12,639 of professional fees, $8,375 in general and administrative expenses and $22,500 in consulting fees to related parties. Professional fees relate to third party accounting and legal fees. The $22,500 in related party consulting fees consist of $10,000 in fees to the Company's president and $12,500 in the aggregate to two directors for their advice and activity related to the Company's operations. During the three months ended March 31, 2003, the Company incurred consulting fees of $9,000 and consulting to related parties of $15,000. Consulting fees primarily related to fees paid to third party consultants relating to aviation, navigation and resort marketing services. Consulting to related parties are primary expenses related to the Company's president, and director fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2004, the Company's negative working capital was ($175,778) as compared to a negative working capital of ($141,227) as of December 31, 2003.

The Company currently has limited revenue and will not generate any substantial revenue until it begins substantial operations at Pemberton. Historically, the Company has funded its operations through loans and issuance of its common stocks. No assurance can be given that the Company will be able to continue to receive loans for its operations.

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

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
     During the quarter ended March 31, 2004, the Company sold unregistered common stock in the following transactions.

     1. On January 26, 2004, the Company issued 50,000 shares of common stock in the aggregate at a value of $0.05 per share to two persons for website design service. These persons are not "U.S. persons" as defined Rule 902. The Company relied on Regulation S as an exemption from registration.

     2. On January 26, 2004, the Company issued 40,000 shares of common stock in the aggregate at a value of $0.10 per share to four persons for terminal services. These persons are not "U.S. persons" as defined Rule 902. The Company relied on Regulation S as an exemption from registration.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended March 31, 2004.

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

Exhibit  No.
------------

31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act

(B)     Reports  on  Form  8-K.

(1) Form 8-K filed March 19, 2004, announcing the resignation of Wayne Koch as director and appointment of Albert Bruno to the Board.

(2) Form 8-K filed on March 19, 2004, as amended on April 1, 2004, announcing the dismissal of Rutherford & Company as the Company's independent accountant and appointment of Manning & Elliott as the Company's new independent accountant.

(3) Form 8-K filed on April 13, 2004, announcing Christopher A. Benson as Director.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, province of British Columbia, on the 21st day of June, 2004.

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