Form 10QSB
period 2004-06-30
PRIME AIR INC
filed 2004-08-16
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarter  ended  June  30,  2004

                                       OR

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ________  to  __________

                        Commission File Number: 333-28249

                                 PRIME AIR, INC.
               (Exact name of Registrant as specified in charter)

             Nevada                                        Not  Applicable
             ------                                    -----------------------
State  or  other  jurisdiction  of                    I.R.S.  Employer  I.D. No.
incorporation  or  organization

Suite  601  -  938  Howe  Street,  Vancouver,  British  Columbia,     V6Z  1N9
----------------------------------------------------------------      --------
           (Address  of  principal  executive  offices)          (Zip  Code)

                                 (604) 684-5700
                             ----------------------
                           Issuer's telephone number,
                              including area code:

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
Yes [X]     No  [  ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2004, there were 30,822,000 shares of the Registrant's Common Stock outstanding.

                                     PART 1

ITEM  1.     FINANCIAL  STATEMENTS

Prime  Air,  Inc.
(A  Development  Stage  Company)

June  30,  2004



Consolidated  Balance  Sheets

Consolidated  Statements  of  Operations

Consolidated  Statements  of  Cash  Flows

Notes  to  the  Consolidated  Financial  Statements

                                                   PRIME  AIR,  INC.
                                             (A Development Stage Company)
                                              CONSOLIDATED BALANCE SHEETS
                                               (Expressed in US dollars)



                                                                                             June 30,     December 31,
                                                                                               2004           2003
                                                                                            (unaudited)     (audited)
                                                                                           ------------  --------------
ASSETS

Current Assets
  Cash                                                                                     $    53,040   $       2,691
  Prepaid expenses and deposits                                                                  4,455           5,382
  Other receivables                                                                              1,818           1,292
                                                                                           ------------  --------------

Total Current Assets                                                                            59,313           9,365

Property and Equipment (Note 3)                                                                477,982         508,158
                                                                                           ------------  --------------

Total Assets                                                                               $   537,295   $     517,523
                                                                                           ============  ==============



LIABILITIES

Current Liabilities
  Accounts payable                                                                         $    52,452   $      78,436
  Accrued liabilities                                                                            7,500          10,500
  Due to related parties (Note 5)                                                               72,989          39,248
  Notes and advances payable  (Note 4)                                                             744          22,408
                                                                                           ------------  --------------

Total Liabilities                                                                              133,685         150,592
                                                                                           ------------  --------------

Contingencies and Commitments (Notes 1 and 7)

STOCKHOLDERS' EQUITY

Preferred Stock, 5,000,000 cumulative and convertible preferred shares authorized with a
par value of $0.001, none issued                                                                     -               -

Common Stock, 150,000,000 common shares authorized with a par value of $0.001,
30,822,000 and 27,084,000 issued and outstanding, respectively                                  30,822          27,084

Additional Paid In Capital                                                                   4,598,382       4,412,694

Accumulated other comprehensive income                                                          42,778          58,586

Deficit accumulated during the development stage                                            (4,268,372)     (4,131,433)
                                                                                           ------------  --------------

Total Stockholders' Equity                                                                     403,610         366,931
                                                                                           ------------  --------------

Total Liabilities and Stockholders' Equity                                                 $   537,295   $     517,523
                                                                                           ============  ==============

   (The accompanying notes are an integral part of these consolidated financial statements)

                                                         PRIME AIR, INC.
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Expressed in US dollars)
                                                           (unaudited)



                                                      *                *                *              *         From inception
                                                      *                *                *              *           March 10,
                                                Three months     Three months      Six months       Six months        1989
                                                ended June 30    ended June 30    ended June 30    ended June 30    to June 30
                                                    2004             2003             2004            2003            2004
                                               ---------------  ---------------  ---------------  ------------  ----------------
Revenue
  Rental income                                $        1,089   $            -   $        3,222   $         -   $         5,586

Expenses
  Flight operations                            $            -   $            -   $            -   $         -   $       114,720
  Advertising and promotion                             1,099                -            1,481             -            41,942
  Amortization                                          5,554            5,347           11,286        10,289           175,819
  Consulting                                            2,714            5,000            2,714        14,000            42,448
  Consulting to related parties                        30,000           15,000           52,500        30,000         2,852,196
  General and administrative                           23,385            5,578           31,760         9,817           801,567
  Professional fees                                    39,031            1,075           51,670         2,068           356,330
                                               ---------------  ---------------  ---------------  ------------  ----------------

                                                      101,783           32,000          151,411        66,174         4,385,022
                                               ---------------  ---------------  ---------------  ------------  ----------------

Loss from Operations                                 (100,694)         (32,000)        (148,189)      (66,174)       (4,379,436)

Gain on Settlement of Debt                             11,250                -           11,250             -           111,064
                                               ---------------  ---------------  ---------------  ------------  ----------------

Net Loss for the Period                        $      (89,444)  $      (32,000)  $     (136,939)  $   (66,174)  $    (4,268,372)

Other Comprehensive Income
  Foreign currency translation adjustments            (11,287)          29,275          (15,808)       51,069            42,778
                                               ---------------  ---------------  ---------------  ------------  ----------------

Comprehensive Loss                             $     (100,731)  $       (2,725)  $     (152,747)  $   (15,105)  $    (4,225,594)
                                               ===============  ===============  ===============  ============  ================


Net Loss Per Common Share - Basic and diluted           (0.00)           (0.00)           (0.00)        (0.00)
                                               ===============  ===============  ===============  ============

Weighted Average Common Shares Outstanding         28,676,000       23,319,000       27,902,000    23,319,000
                                               ===============  ===============  ===============  ============

   (The accompanying notes are an integral part of these consolidated financial statements)

                                            PRIME  AIR,  INC.
                                      (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Expressed in US dollars)
                                               (unaudited)



                                                                                Six Months    Six Months
                                                                                  Ended         Ended
                                                                                 June 30,      June 30,
                                                                                   2004          2003
                                                                               ------------  ------------

CASH FLOWS TO OPERATING ACTIVITIES

  Net loss for the period                                                      $  (136,939)  $   (66,174)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on settlement of debt                                                     (11,250)            -
    Amortization                                                                    11,286        10,289

Changes in operating assets and liabilities:

    (Increase) decrease in accounts receivable                                        (577)        1,916
    Decrease in deposits and prepaid expenses                                          730             -
    Increase in due to related parties                                              58,752        30,000
    Increase in accounts payable and accrued liabilities                            65,624        22,641
                                                                               ------------  ------------

Net Cash Provided by (Used In) Operating Activities                                (12,374)       (1,328)
                                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of property and equipment                                         434             -
  Purchase of property and equipment                                                  (362)            -
                                                                               ------------  ------------

Net Cash Provided by Investing Activities                                               72             -
                                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes and advances payable                                               -         1,379
  Proceeds from issuance of common stock                                            63,000             -
                                                                               ------------  ------------

Net Cash Provided by Financing Activities                                           63,000         1,379
                                                                               ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (349)           53
                                                                               ------------  ------------

INCREASE IN CASH                                                                    50,349           104

CASH, BEGINNING OF PERIOD                                                            2,691           512
                                                                               ------------  ------------

CASH, END OF PERIOD                                                            $    53,040   $       616
                                                                               ============  ============


NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt                                                 $   126,426   $         -


SUPPLEMENTAL DISCLOSURES
  Interest paid                                                                $         -   $         -
  Income taxes paid                                                            $         -   $         -

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            (Expressed in US dollars)
                                   (unaudited)

2.     Summary  of  Significant  Accounting  Policies  (Continued)

e)     Other  Comprehensive  Income  (Loss)

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 and 2003, the Company's only component of comprehensive income (loss) were foreign currency translation adjustments.

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

g)     Long-Lived  Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

i)     Revenue  Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company receives income from the rental of the air terminal located in Pemberton, BC, Canada.

j)     Basic  and  Diluted  Net  Income  (Loss)  Per  Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

m)     Income  Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

n)     Recent  Accounting  Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities (FIN 46), which was amended in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. Development stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIE's. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIE's created after January 31, 2003. For arrangements entered into with VIE's created before January 31, 2003, the provisions of FIN 46 are effective at the end of the first reporting period ending after March 15, 2004. The Company does not have VIE's.

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

3.     Property  and  Equipment

                                                              December 31,
                                    June 30, 2004                 2003
                         ----------------------------------   ------------
                            *       Accumulated   Net Book      Net Book
                           Cost    Amortization     Value         Value
                         --------  -------------  ---------   ------------
Air terminal             $662,005  $     185,435  $ 476,570   $ 506,489
Computer equipment          1,107            495        612         747
Furniture and equipment     5,344          4,544        800         922

                         $668,456  $     190,474  $ 477,982   $ 508,158

4.     Notes  and  Advances  Payable

The notes and advances payable are unsecured, non-interest bearing and are without specific terms of repayment.

5.     Related  Party  Transactions

a) Included in due to related parties is an amount of $19,500 (December 31, 2003 - $12,846) which has been advanced to the Company by a shareholders and/or a corporation controlled by that shareholder. This shareholder controls 100% of the related corporation. During the six months ended June 30, 2004, cash advances of $19,500 were made. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

b) Included in due to related parties is an amount of $35,050 (December 31, 2003 - $26,402) which represents consulting fees and expenses incurred on behalf of the Company by directors and officers. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

6.     Common  Shares

a) During the three month period ended June 30, 2004, the Company issued 1,220,000 shares of common stock at $0.05 per share for cash proceeds of $61,000.

b) During the three month period ended June 30, 2004, the Company issued 20,000 shares of common stock at $0.10 per share for cash proceeds of $2,000.

c) During the three month period ended June 30, 2004, the Company issued 2,408,000 shares of common stock at $0.05 per share for debt settlement of $131,179 which resulted in debt settlement gain of $11,250.

d) During the three month period ended March 31, 2004, the Company issued 50,000 shares of common stock at $0.05 per share for debt settlement of $2,497, and issued 40,000 shares of common stock at $0.10 per share for debt settlement of $4,000.

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


7.     Commitments  (continued)

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

8.     Subsequent  Events

a) The Company issued 429,200 shares of common stock to settle debt of $36,460, resulting in a gain on settlement of debt of $15,000.

b) The Company issued 60,000 shares of common stock for consulting services to be rendered for the three month period ended October 2004, and issued 60,000 shares of common stock for accounting services to be rendered over a one year term.

c) The Company issued 350,000 shares of common stock to directors for services to be rendered for the three month period ended September 2004.

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

To the present date, Prime Air (BC) has constructed the basic terminal building and proposes to facilitate regular, scheduled air service to Pemberton Airport to serve the nearby resort community of Whistler. However, sufficient funding has not been secured to provide for costs for completion of certain infrastructure items including landing lights, airside and groundside related equipment, advance marketing and working capital requirements.

The results of the operations for the quarter ended June 30, 2004 show substantially greater expenses incurred than the same period of the previous year. Because the Company is in its "development stage," these figures will not be representative of the Company's future operations.

Results  of  Operations

Six  months  ended  June  30,  2004  compared  to  June  30,  2003.

During the six months ended June 30, 2004, the Company earned revenues of $3,222 from the rental of retail space at its terminal facility. No similar revenues were earned during the same period of the prior year.

Total expenses for the six months ended June 30, 2004 were $151,411 compared to $66,174 for the six months ended for June 30, 2003.

During the six months ended June 30, 2004, the Company incurred professional expenses, consulting fees to related parties, and general expenses of $51,670, $52,500 and $31,760, respectively, compared to professional expenses, consulting fees to related parties, and general expenses of $2,068, $30,000 and $9,817, respectively for the same period of the prior year. During the six months ended June 30, 2004, professional expenses increased primarily in accounting and legal fees in an effort to bring the Company in compliance with its SEC filings. Consulting fees to related parties increased due to the increased activity of two directors who are providing consulting services to the Company, and general and administrative expenses increased due to the Company's anticipation of operations for chartered flights.

Liquidity  and  Capital  Resources

As of June 30, 2004, the Company's negative working capital was ($74,372) compared to a negative working capital of ($141,227) as of December 31, 2003.

The Company currently has limited revenues and will not generate substantial revenue until it begins its operation at Pemberton. Historically, the Company has funded its operations through loans from related parties and issuance of its common stock. No assurance can be given that the Company will be able to continue to receive such loans for its operations.

ITEM  3.     CONTROLS  AND  PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our second fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the second fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM  1.     LEGAL  PROCEEDINGS

Neither the Company nor any of its properties is a party to any legal proceedings.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the three months ended June 30, 2004, the Company sold the following unregistered shares.

1. On May 4, 2004, the Company issued 100,000 shares of its common stock at $.05 per share to one subscriber. The issuance of the shares was exempt from registration pursuant to Section 4(2).

2. On May 4, 2004, the Company issued 20,000 shares of its common stock at $.10 per share to one subscriber. The issuance of the shares was exempt from registration pursuant to Section 4(2).

3. On May 4, 2004, the Company issued 2,005,000 shares of common stock at $0.05 per share to four persons in settlement of $99,851 in debt and for services rendered. The issuances of the shares were exempt from registration pursuant to Regulation S and Section 4(2).

4. On May 27, 2004, the Company issued 120,000 shares of its common stock at $.05 per share to one subscriber. The issuance of the shares was exempt from registration pursuant to Section 4(2).

5. On May 31 2004, the Company issued 178,000 shares of common stock at $0.05 per share to three persons in settlement of $8,829 for services rendered. The issuances of the shares were exempt from registration pursuant to Regulation S.

6. On June 16 2004, the Company issued 225,000 shares of common stock at $0.05 per share for $11,250 in consulting services to three directors. The issuances were exempt from registration pursuant to Regulation S and Section 4(2).

7. On June 28, 2004, the Company issued 1,000,000 shares of its common stock at $.05 per share to one subscriber. The issuance was exempt from registration pursuant to Regulation S.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended June 30, 2004.

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

Exhibit  No.
------------

31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32   Certification by the Principal Executive and Financial Officers Pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act

(B)     Reports  on  Form  8-K.

1.   Form  8-K  filed  June  23,  2004  announcing  Dr.  Albert  Bruno  as  CEO.

2.   Form  8-K  filed July 15, 2004 announcing Jan Gossing as a director and CFO

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on the 16th day of August, 2004.

                               Prime  Air,  Inc.

                               By:  /s/ Dr.  Albert  Bruno
                                    ----------------------------
                                    Dr.  Albert  Bruno
                                    Chief  Executive  Officer
                                    (Principal  Executive  Officer)


                               By:  /s/ Jan Gossing
                                    ----------------------------
                                    Jan Gossing
                                    Chief Financial Officer
                                    (Principal Accountant and Financial Officer)