Form 10QSB
period 2004-09-30
PRIME AIR INC
filed 2004-11-22
CIK 1004973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

     For  the  quarter  ended  September  30,  2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 30, 2004, there were 31,774,200 shares of the Registrant's Common Stock outstanding.

                                     PART 1

ITEM  1.     FINANCIAL  STATEMENTS

Prime  Air,  Inc.
(A  Development  Stage  Company)

September  30,  2004



Consolidated  Balance  Sheets

Consolidated  Statements  of  Operations

Consolidated  Statements  of  Cash  Flows

Notes  to  the  Consolidated  Financial  Statements


                                                     PRIME  AIR,  INC.
                                               (A Development Stage Company)
                                                CONSOLIDATED BALANCE SHEETS
                                                 (Expressed in US dollars)



                                                                                            September 30,    December 31,
                                                                                                2004             2003
                                                                                             (unaudited)      (audited)
ASSETS

Current Assets
  Cash                                                                                     $        9,185   $       2,691
  Prepaid expenses and deposits                                                                     3,901           5,382
  Other receivables                                                                                 2,743           1,292
                                                                                           ---------------  --------------
Total Current Assets                                                                               15,829           9,365

Property and Equipment (Note 3)                                                                   501,469         508,158
                                                                                           ---------------  --------------

Total Assets                                                                               $      517,298   $     517,523
                                                                                           ===============  ==============



LIABILITIES

Current Liabilities
  Accounts payable                                                                         $       51,610   $      78,436
  Accrued liabilities                                                                               7,075          10,500
  Due to related parties (Note 5)                                                                  40,860          39,248
  Notes and advances payable  (Note 4)                                                              1,500          22,408
                                                                                           ---------------  --------------

Total Liabilities                                                                                 101,045         150,592
                                                                                           ---------------  --------------

Contingencies and Commitments (Notes 1 and 8)

STOCKHOLDERS' EQUITY

Preferred Stock, 5,000,000 cumulative and convertible preferred shares authorized with a
  par value of $0.001, none issued                                                                      -               -

Common Stock, 150,000,000 common shares authorized with a par value of $0.001,
31,774,200 and 27,084,000 issued and outstanding, respectively                                     31,774          27,084

Additional Paid In Capital                                                                      4,648,040       4,412,694

Stock Subscriptions Receivable (Note 6 (a))                                                        (5,000)              -

Accumulated other comprehensive income                                                             68,169          58,586

Deficit accumulated during the development stage                                               (4,326,730)     (4,131,433)
                                                                                           ---------------  --------------

Total Stockholders' Equity                                                                        416,253         366,931
                                                                                           ---------------  --------------

Total Liabilities and Stockholders' Equity                                                 $      517,298   $     517,523
                                                                                           ===============  ==============

   (The accompanying notes are an integral part of these consolidated financial statements)


                                                     PRIME AIR, INC.
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Expressed in US dollars)
                                                       (unaudited)


                                    Three months     Three months      Nine months      Nine months      From inception
                                        ended            ended            ended            ended         March 10, 1989
                                    September 30,    September 30,    September 30,    September 30,    to September 30,
                                        2004             2003             2004             2003               2004
                                   ---------------  ---------------  ---------------  ---------------  ------------------
Revenue
  Rental income                    $        1,154   $            -   $        4,376   $            -   $           6,740
                                   ---------------  ---------------  ---------------  ---------------  ------------------

Expenses
  Flight operations                             -                -                -                -             114,720
  Advertising and promotion                   846                -            2,327                -              42,788
  Amortization                              5,854            5,504           17,140           15,793             181,673
  Consulting                               15,075                -           17,789           14,000              57,523
  Consulting to related parties
    (Note 5(c))                            17,500           15,000           70,000           45,000           2,869,696
  General and administrative               21,847           10,658           53,607           20,475             930,410
  Professional fees                        15,890            1,106           67,560            3,174             372,220
                                   ---------------  ---------------  ---------------  ---------------  ------------------

                                           77,012           32,268          228,423           98,442           4,569,030
                                   ---------------  ---------------  ---------------  ---------------  ------------------

Loss from Operations                      (75,858)         (32,268)        (224,047)         (98,442)         (4,562,290)

Gain on Settlement of Debt                 17,500          106,996           28,750          106,996             235,560
                                   ---------------  ---------------  ---------------  ---------------  ------------------

Net Income (Loss) for the Period          (58,358)          74,728         (195,297)           8,554          (4,326,730)

Other Comprehensive Income
  Foreign currency translation
    adjustments                            25,391              160            9,583           51,229              68,169
                                   ---------------  ---------------  ---------------  ---------------  ------------------

Comprehensive Income (Loss)        $      (32,967)  $       74,888   $     (185,714)  $       59,783   $      (4,258,561)
                                   ===============  ===============  ===============  ===============  ==================


Net Loss Per Common Share -
  Basic and diluted                             -                -            (0.01)               -
                                   ===============  ===============  ===============  ===============

Weighted Average Common
  Shares Outstanding                   31,555,000       23,483,000       29,120,000       22,983,000
                                   ===============  ===============  ===============  ===============

   (The accompanying notes are an integral part of these consolidated financial statements)


                                                PRIME  AIR,  INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Expressed in US dollars)
                                                  (unaudited)



                                                                                 Nine Months      Nine Months
                                                                                    Ended            Ended
                                                                                September 30,    September 30,
                                                                                    2004             2003
                                                                               ---------------  ---------------
CASH FLOWS TO OPERATING ACTIVITIES

  Net loss for the period                                                      $     (195,297)  $        8,554
  Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on settlement of debt                                                        (28,750)        (106,996)
    Shares issued for services                                                         20,650                -
    Amortization                                                                       17,140           15,793

Changes in operating assets and liabilities:

    (Increase) decrease in accounts receivable                                         (1,364)           1,875
    (Increase) decrease in deposits and prepaid expenses                                1,515           (4,198)
    Increase in due to related parties                                                 39,302           45,000
    Increase (decrease) in accounts payable and accrued liabilities                    84,240            9,463
                                                                               ---------------  ---------------

Net Cash Used In Operating Activities                                                 (60,564)         (30,509)
                                                                               ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of property and equipment                                            435                -
  Purchase of property and equipment                                                   (1,829)               -
                                                                               ---------------  ---------------

Net Cash Used In Investing Activities                                                  (1,394)               -
                                                                               ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes and advances payable                                              1,500            1,411
  Proceeds from issuance of common stock                                               64,000           50,000
                                                                               ---------------  ---------------

Net Cash Provided by Financing Activities                                              65,500           51,411
                                                                               ---------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 4,952           (1,189)
                                                                               ---------------  ---------------

INCREASE IN CASH                                                                        6,494           19,713

CASH, BEGINNING OF PERIOD                                                               2,691              512
                                                                               ---------------  ---------------

CASH, END OF PERIOD                                                            $        9,185   $       20,225
                                                                               ===============  ===============


NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt                                                 $      150,386   $       80,000
  Common stock issued for services                                             $       20,650   $            -


SUPPLEMENTAL DISCLOSURES
  Interest paid                                                                $            -   $            -
  Income taxes paid                                                            $            -   $            -

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

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products and/or services. The Company is presently in its developmental stage and currently has minimal sources of revenue to provide incoming cash flows to sustain future operations. The Company's present activities relate to the construction and ultimate exclusive operation of an international passenger and cargo air terminal facility in the Village of Pemberton, British Columbia and the operation of scheduled flight services between that facility and certain major centers in Canada and the United States in conjunction with Voyageur Airways Limited. Terminal building construction was substantially completed in May 1996.

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

2.     Summary  of  Significant  Accounting  Policies

a)     Basis  of  Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Prime Air Inc. (the Canadian corporation). All intercompany transactions and balances have been eliminated. The Company's fiscal year end is December 31.

b)     Use  of  Estimates

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

c)     Cash  and  Cash  Equivalents

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            (Expressed in US dollars)
                                   (unaudited)

2.     Summary  of  Significant  Accounting  Policies  (Continued)

d)     Other  Comprehensive  Income  (Loss)

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004 and 2003, the Company's only component of comprehensive income (loss) were foreign currency translation adjustments.

e)     Property  and  Equipment

Property and equipment is carried at cost less accumulated amortization. Amortization is computed on the following methods over the estimated useful life of the asset at the following annual rates:

Air terminal - Straight-line over 30-year term of land and airport facilities lease

Furniture  and  equipment  -  20%  Declining-balance

Computer  equipment  -  30%  Declining-balance

f)     Long-Lived  Assets

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

g)     Foreign  Currency  Translation

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

h)     Revenue  Recognition

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

i)     Basic  and  Diluted  Net  Income  (Loss)  Per  Share

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

j)     Stock-Based  Compensation

The Company records stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            (Expressed in US dollars)
                                   (unaudited)

2.     Summary  of  Significant  Accounting  Policies  (Continued)

k)     Financial  Instruments

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

l)     Income  Taxes

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

m)     Recent  Accounting  Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

n)     Reclassifications

Certain amounts and/or disclosures in the prior year consolidated financial statements have been reclassified or disclosure revised to conform with the current year presentation.

o)     Interim  Financial  Statements

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

3.     Property  and  Equipment

                                                            December 31,
                                    September 30, 2004          2003
                         ---------------------------------  ------------
                                   Accumulated    Net Book    Net Book
                           Cost    Amortization    Value       Value
                         --------  -------------  --------  ------------
Air terminal             $700,799  $     202,139  $498,660  $   506,489
Computer equipment          1,680            620     1,060          747
Furniture and equipment     6,657          4,908     1,749          922

                         $709,136  $     207,667  $501,469  $   508,158

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

                                 PRIME AIR, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            (Expressed in US dollars)
                                   (unaudited)

5.     Related  Party  Transactions

a) Included in due to related parties is an amount of $19,300, representing cash advances made during the nine months ended September 30, 2004 (December 31, 2003 - $12,846) to the Company by a shareholders and/or a corporation controlled by that shareholder. This shareholder controls 100% of the related corporation. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

b) Included in due to related parties is an amount of $21,560 (December 31, 2003 - $26,402) which represents consulting fees and expenses incurred on behalf of the Company by directors and officers. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

c) During the three months ended September 30, 2004, the Company issued 350,000 common shares to various directors/officers of the Company at $0.05 per share for consulting services provided to the Company.

6.     Common  Shares

a) During the three month period ended September 30, 2004, the Company issued 413,000 shares of common stock at $0.05 per share for services of $20,650, and 60,000 shares of common stock at $0.10 per share for cash proceeds of $6,000, of which $5,000 is recorded as stock subscriptions receivable.

b) During the three month period ended September 30, 2004, the Company issued 429,200 shares of common stock at $0.05 per share for debt settlement of $36,460, which resulted in a debt settlement gain of $15,000.

c) During the three month period ended September 30, 2004 the Company issued 50,000 shares of common stock at $0.05 per share for debt settlement $5,000, which resulted in a debt settlement gain of $2,500.

d) During the three month period ended June 30, 2004, the Company issued 1,220,000 shares of common stock at $0.05 per share for cash proceeds of $61,000.

e) During the three month period ended June 30, 2004, the Company issued 20,000 shares of common stock at $0.10 per share for cash proceeds of $2,000.

f) During the three month period ended June 30, 2004, the Company issued 2,408,000 shares of common stock at $0.05 per share for debt settlement of $131,179 which resulted in debt settlement gain of $11,250.

g) During the three month period ended March 30, 2004, the Company issued 50,000 shares of common stock at $0.05 per share for debt settlement of $2,497, and issued 40,000 shares of common stock at $0.10 per share for debt settlement of $4,000.

7.     Commitments  and  Contingencies

The Company's wholly owned Canadian subsidiary ("subsidiary") entered into an Airport Lease and Operating Agreement ("the "Agreement") with The Corporation of The Village of Pemberton ("Pemberton") in British Columbia in 1993 whereby it was granted an exclusive and irrevocable lease over the lands and airport facilities associated with the Pemberton Airport. The initial lease term commenced on October 29, 1993 and ended on October 31, 1996. The subsidiary exercised its option for extensions of the Agreement, which currently expires in October 2004, however the Company has two ten-year options for extension available, which require written notice within six months prior to the expiry of the Extension Term. Pemberton may terminate the Agreement in the event of a material default or bankruptcy by the Company. The terminal facilities together with the land shall revert to Pemberton at the expiration of the Agreement.

8.     Subsequent  Event

In October 2004, the Agreement with Pemberton expired due to the Company failing to timely file written notice with Pemberton in April 2004 to exercise the ten-year option extension to October 2014. However, the Company and Pemberton have recently concluded re-negotiating the lease and have verbally agreed to terms of extension through October 2014. The parties are in the process of formalizing the agreement.

As in the original lease, the terms of the re-negotiated agreement specify that rent is payable based on 5% of gross receipts per annum derived from the operation of the terminal facilities, excluding amounts received in connection with the sale of airline tickets and other forms of transportation, subject to minimum annual rent of CDN$2,500.

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

     The results of the operations for the quarter ended September 30, 2004 show substantially greater expenses incurred than the same period of the previous year. Because the Company is in its "development stage," these figures will not be representative of the Company's future operations.

Recent  Events
--------------

     The Company's primary asset consists of a Lease and Operating Agreement with the Village of Pemberton, British Columbia, Canada in which Prime Air (BC) agreed to undertake the planning, development, construction, management, and operation of a terminal facility at the Pemberton Airport. In return, the Village of Pemberton granted to Prime Air (BC) an exclusive lease involving certain lands located at the Pemberton Airport (registered under the Land Title Act, KN056037 under Parcel Identification Number 002-606-801, being that part of District Lot 4769, Lillooet District, Except Plan KAP 44479) to enable Prime Air
(BC) to undertake the planning, development, construction, management, and operation of a terminal facility.

     The term of the lease commenced as of the Effective Date (June 1, 1995) and is subject to certain renewals. Provided that the Company follows the procedure for renewal and is not in default under the lease, it will have the right to use the terminal facility until 2025.

     Due to an administrative error, the Company inadvertently failed to renew the lease within the specified time frame. Therefore, the lease terminated on October 31, 2004. However, the Company has had discussion with the City of Pemberton, and has effectively renewed the lease under substantially the same terms and conditions.

Results  of  Operations

Nine  months  ended  September  30,  2004  compared  to  September  30,  2003.

     During the nine months ended September 30, 2004, the Company earned revenues of $4,376 from the rental of retail space at its terminal facility. No similar revenues were earned during the same period of the prior year.

     Total expenses for the nine months ended September 30, 2004 were $228,423 compared to $98,442 for the nine months ended for September 30, 2003.

     During the nine months ended September 30, 2004, the Company incurred consulting fees, consulting fees to related parties, general and administrative expenses and professional fees of $17,789, $70,000, $53,607, and $67,560, respectively, compared to consulting fees, consulting fees to related parties, general and administrative expense and professional fees of $14,000, $45,000, $20,475 and $3,174, respectively for the same period of the prior year. During the nine months ended September 30, 2004, professional expenses increased primarily in accounting and legal fees in an effort to bring the Company in compliance with its SEC filings. Consulting fees to related parties increased due to the increased activity of two directors who are providing consulting services to the Company, and general and administrative expenses increased due to the Company's anticipation of operations for chartered flights.

Liquidity  and  Capital  Resources

     As of September 30, 2004, the Company's negative working capital was ($85,216) compared to a negative working capital of ($141,227) as of December 31, 2003.

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

ITEM  2.     UNREGISTERED  SALES  OF  EQITY  SECURITIES  AND  USE  OF  PROCEEDS

     During the three months ended September 30, 2004, the Company sold the following unregistered shares.

     1. During the three month period ended September 30, 2004, the Company issued 413,000 shares of common stock at $0.05 per share for services of $20,650, and 60,000 shares of common stock at $0.10 per share for cash proceeds of $6,000, of which $5,000 is recorded as stock subscriptions receivable.

     2. During the three month period ended September 30, 2004, the Company issued 429,200 shares of common stock at $0.05 per share for debt settlement of $36,460, which resulted in a debt settlement gain of $15,000.

     3. During the three month period ended September 30, 2004 the Company issued 50,000 shares of common stock at $0.05 per share for debt settlement $5,000, which resulted in a debt settlement gain of $2,500.

     The above issuances of shares were not registered upon reliance of either Regulation S or Section 4(2) of the Securities Act of 1933.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

     No matters were submitted to a vote of the shareholders during the quarter ended June 30, 2004.

ITEM  5.     OTHER  INFORMATION

     At meeting held on September 15, 2004, the Board of Directors approved a certain resolutions including the appointment of Douglas Lineberry as a director, the granting to directors 25,000 shares of Prime Air stock per quarter for services rendered, and the granting 6.5 million shares and five year options to purchase 8 million at $0.05 per share to six executive officers. At the same meeting, the Board of Directors also approved the issuance of 800,000 shares of common stock on a quarterly basis to these six executives in lieu of salary since the Company did not have the cash to compensate such executives. The resolution appointing Douglas Lineberry was passed by a majority vote of the board. All of the remaining resolutions were unanimously approved by the five incumbent directors who attended the meeting and Mr. Lineberry and the minutes of the meeting were ratified. However, one director who did not attend the meeting is challenging the validity of the meeting since he claimed that notice of the meeting was not properly transmitted in the matter called for by the Company's bylaws even though it had been the Board of Director's prior custom and practice to transmit notice in this manner. This director challenges proper notice of the meeting on the grounds that he was not 'telegraphed' a notice of the meeting, but received a notice by fax, email and voicemail. Therefore this director is disputing the resolutions adopted at this meeting as well as the issuance of shares and options. The shares and options have been issued by the board, but no stock certificates have yet been issued by the transfer agent.

ITEM  6.     EXHIBITS

(A)     Exhibits

Exhibit  No.
------------

31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on the 22nd day of November, 2004.

                               Prime  Air,  Inc.

                               By:  /s/ Dr. Albert Bruno
                                    --------------------
                                    Dr. Albert Bruno
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                               By:  /s/ Jan  Gossing
                                    --------------------------------------------
                                    Jan  Gossing
                                    Chief  Financial  Officer
                                    (Principal Accountant and Financial Officer)